Form 10QSB
period 1997-09-30
CENTRAL OIL CORP
filed 1998-01-29
CIK 1046529

SECURITIES & EXCHANGE COMMISSION
                          Washington, D.C. 20549

                            FORM 1O-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1997

                                or

(  ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from ____________ to ____________

                    Commission File No.0-23123

                         CENTRAL OIL CORPORATION.
          (Exact name of Registrant as specified in its charter)

             COLORADO                         74-1383447
          (State or other          (IRS Employer File Number)
          jurisdiction of
          incorporation)



           6000 East Evans Ave., Bldg #1
                SUITE 22, DENVER, CO            80222
          (Address of principal executive offices)          (zip code)



                         (303) 759-3053
       (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.    Yes X     No

The number of shares outstanding of Registrant's common stock, par value $
 .0001 per share, as of September 30, 1997 were 10,021,000 common shares.

                  PART 1 - FINANCIAL INFORMATION

ITEM I.   Financial Statements
          See attached financial statements

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations
          Results of Operations

     The Company has generated no substantial revenues from its operations in recent years and has been a development stage company since 1993. Since the Company has not generated revenues and has not been in a profitable position, it operates with minimal overhead. The Company's primary activity will be to search for and to acquire oil and gas leases for its own account and for the account of its clients. No leases or clients have been identified at this time. It is the Company's intention to develop oil and gas lease projects in which the Company can act either as the drilling operator for an investor group or as a broker of leases for a lessor and for the account of its clients. As of the end of the reporting period, the Company has concluded no acquisitions and has spoken with no potential candidates.

Liquidity and Capital Resources

     As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this fiscal year.

     Management feels that the Company has inadequate working capital to pursue any business opportunities other than seeking leases for acquisition and partnership with third parties. The Company will have negligible capital requirements prior to the consummation of any such acquisition. The Company does not intend to pay dividends in the foreseeable future.

                    PART II- OTHER INFORMATION


ITEM 1.   Legal Proceedings

     No legal proceedings of a material nature to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

ITEM 2.   Changes in Securities. None.

ITEM 3.   Defaults upon Senior Securities.  None.

ITEM 4.   Submission of Matters to a Vote of Security Holders.  None

ITEM 5.   Other Information. None.

ITEM 6.   Exhibits and Reports on Form 8-K.

No exhibits as set forth in Regulation S-K are considered necessary in this lO-QSB filing.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CENTRAL OIL CORPORATION






Dated:   11-5-97                             By:      ///SIGNED///
                                        Charles L. Mattis
                                        President and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                   CHIEF FINANCIAL AND ACCOUNTING
                                             OFFICER



Dated:   11-5-97                   By:      ///SIGNED///
                                        Stephan R. Levy
                                        Treasurer



                   CENTRAL OIL CORPORATION

                  CONDENSED BALANCE SHEETS
                         (Unaudited)

                              September 30,     December 31,
                                  1997              1996


                           ASSETS

CURRENT ASSETS:

  Cash                            $  7,488          $      0

OTHER ASSETS:

  Deferred Offering Costs            3,200                 0

    TOTAL ASSETS                  $ 10,688          $      0

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable trade           $   200           $     0

STOCKHOLDERS' EQUITY

  Common stock, $.0001 par
  value 100,000,000 shares
  authorized, 10,021,000 and
  10,000,000 shares issued and
  outstanding                        6,002             6,000

  Additional Paid-In-Capital              10,498
 0

  Preferred stock, no par value,
  10,000,000 shares authorized,
  none issued                            0                 0

  Retained (Deficit)               (6,012)            (6,000)

    TOTAL STOCKHOLDERS' EQUITY      10,488                 0

    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY        $ 10,688           $     0














The accompanying notes are an integral part of these financial statements.

                           CENTRAL OIL CORPORATION

                     CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                       Three Months Ended            Nine Months Ended
                          September 30,                  September 30,
                       1997           1996           1997           1996

REVENUES:

  Sales                 $      0     $      0       $      0       $      0

OPERATING EXPENSES:

  Office Supplies           12              0             12              0


Total Operating
Expenses              $     12       $      0       $     12       $      0

NET INCOME (LOSS):    $(    12)             0       $(    12)      $      0

NET (LOSS) PER SHARE       N/A            N/A            N/A            N/A

Weighted average
  number of shares
  outstanding       (1)            (1)            (1)            (1)
                    10,007,000     10,000,000     10,002,333     10,000,000



(1) Adjusted for a 1 for 2,000 forward split of common stock.
































The accompanying notes are an integral part of these financial statements.

                           CENTRAL OIL CORPORATION

                      STATEMENT OF STOCKHOLDERS' EQUITY
                                 (Unaudited)

                For the nine months ended September 30, 1997

                                               Additional
                       Number of               Paid-In-
                       shares      Amount       Capital     (Deficit)   Equity

Balance,
January 1, 1997       $   5,000    $   6,000   $     0    $( 6,000)  $    0

August 22, 1997
1 for 2,000
Forward split
of common stock       9,995,000            0         0           0        0

August 31, 1997
21,000 shares
issued for cash
at $.0001                21,000            2    10,498           0   10,500

Net (Loss) for
the nine months
ended
September 30, 1997            0            0         0     (    12)  (   12)

Balance,
September 30, 1997  $10,021,000    $   6,002   $10,498    $( 6,012) $10,488














































The accompanying notes are an integral part of these financial statements.

                   CENTRAL OIL CORPORATION

             CONDENSED STATEMENTS OF CASH FLOWS
                         (Unaudited)


                              Nine Months Ended
                                 September 30,
                              1997        1996

CASH FLOWS FROM
OPERATING ACTIVITIES:

  Net (Loss)                $ (  12)     $     0

Changes in Assets and
liabilities:

  Increase in accounts
  payable                       200            0

  Net cash used by
  operating activities        ( 188)           0

Cash flows from (to)
Financing activities:

  Proceeds from issuance
  of common stock            10,500            0

  Deferred offering costs    (3,200)           0

Net cash provided by
financing activities          7,300            0

Net increase in cash          7,488            0

Cash beginning of period          0            0

Cash end of period          $ 7,488      $     0





















The accompanying notes are an integral part of these financial statements.

                   CENTRAL OIL CORPORATION

           NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - CONDENSED FINANCIAL STATEMENTS:
The condensed balance sheet as of September 30, 1997, the condensed statements of operations for the three months ended September 30, 1997 and 1996, and the nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which includes only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the December 31, 1996 and 1995 financial statements, and notes thereto included in the Company's Form 10-SB. The results of operations for the periods ended September 30, 1997 and 1996, are not necessarily indictable of the operating results for the full year.