Form 10QSB/A
period 1997-09-30
CENTRAL OIL CORP
filed 1998-02-02
CIK 1046529

SECURITIES & EXCHANGE COMMISSION
                          Washington, D.C. 20549

                            FORM 1O-QSB/A

                          Amendment No. 2

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


                                   CHIEF FINANCIAL AND ACCOUNTING
                                             OFFICER



Dated:   11-5-97                   By:      ///SIGNED///
                                        Stephan R. Levy
                                        Treasurer


                   CENTRAL OIL CORPORATION

                  CONDENSED BALANCE SHEETS
                         (Unaudited)

                              September 30,     December 31,
                                  1997              1996


                           ASSETS
CURRENT ASSETS:

  Cash                            $  7,488          $      0

    TOTAL ASSETS                  $  7,488          $      0

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable trade           $   200           $     0

STOCKHOLDERS' EQUITY

  Common stock, $.0001 par
  value 100,000,000 shares
  authorized, 10,021,000 and
  10,000,000 shares issued and
  outstanding                        6,002             6,000

  Additional Paid-In-Capital        10,498                 0

  Preferred stock, no par value,
  10,000,000 shares authorized,
  none issued                            0                 0

  Retained (Deficit)               (9,212)            (6,000)

    TOTAL STOCKHOLDERS' EQUITY       7,288                 0

    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY        $  7,488           $     0













The accompanying notes are an integral part of these financial statements.

                           CENTRAL OIL CORPORATION

                     CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                       Three Months Ended            Nine Months Ended
                          September 30,                  September 30,
                       1997           1996           1997           1996
REVENUES:

  Sales                 $      0     $      0       $      0       $      0

OPERATING EXPENSES:

  Office Supplies           12              0             12              0
  Legal and Accounting
   Expenses              3,200                         3,200

Total Operating
Expenses              $  3,212       $      0       $  3,212       $      0

NET INCOME (LOSS):    $( 3,212)             0       $( 3,212)      $      0

NET (LOSS) PER SHARE       N/A            N/A            N/A            N/A

Weighted average
  number of shares
  outstanding       (1)            (1)            (1)            (1)
                    10,007,000     10,000,000     10,002,333     10,000,000


(1) Adjusted for a 1 for 2,000 forward split of common stock.





























The accompanying notes are an integral part of these financial statements.


                           CENTRAL OIL CORPORATION

                      STATEMENT OF STOCKHOLDERS' EQUITY
                                 (Unaudited)

                For the nine months ended September 30, 1997

                                               Additional
                       Number of               Paid-In-
                       shares      Amount       Capital     (Deficit)   Equity
Balance,
January 1, 1997       $   5,000    $   6,000   $     0    $( 6,000)  $    0

August 22, 1997
1 for 2,000
Forward split
of common stock       9,995,000            0         0           0        0

August 31, 1997
21,000 shares
issued for cash
at $.0001                21,000            2    10,498           0   10,500

Net (Loss) for
the nine months
ended
September 30, 1997            0            0         0     ( 3,212)  (3,212)

Balance,
September 30, 1997  $10,021,000    $   6,002   $10,498    $( 9,212) $ 7,288













































The accompanying notes are an integral part of these financial statements.

                   CENTRAL OIL CORPORATION

             CONDENSED STATEMENTS OF CASH FLOWS
                         (Unaudited)


                              Nine Months Ended
                                 September 30,
                              1997        1996

CASH FLOWS FROM
OPERATING ACTIVITIES:
  Net (Loss)                $ (3,212)     $     0

Changes in Assets and
liabilities:

  Increase in accounts
  payable                       200            0

  Net cash used by
  operating activities        (3,012)           0

Cash flows from (to)
Financing activities:

  Proceeds from issuance
  of common stock            10,500            0

Net cash provided by
financing activities         10,500            0

Net increase in cash          7,488            0

Cash beginning of period          0            0

Cash end of period          $ 7,488      $     0




















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