Form 10KSB
period 1997-12-31
CENTRAL OIL CORP
filed 1998-03-31
CIK 1046529

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-KSB
              Annual Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934
           For the Fiscal Year Ended: December 31, 1997
                    Commission File No. 0-23123

                      CENTRAL OIL CORPORATION
 (Exact Name of Small Business Issuer as specified in its charter)



             COLORADO                               74-1383447
         (State  or  other                   (IRS  Employer  File
         jurisdiction of                               Number)
          incorporation)

                6000 East Evans Ave., Bldg #1
                        SUITE 22, DENVER, CO            80222
          (Address of principal executive offices)      (zip code)


                         (303) 759-3053
       (Registrant's telephone number, including area code)

Securities to be Registered Pursuant to Section 12(b) of the Act:  None
 Securities to be Registered Pursuant to Section 12(g) of the Act:
             Common Stock, $0.0001 per share par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X
No:

     Check if there  is  no  disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year $-0-; The aggregate market value of the voting stock of the Registrant held by non-affiliates as of December 31, 1997 was not able to be determined since the Registrant's stock has not ever traded. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 18, 1998, was 10,021,000

                DOCUMENTS INCORPORATED BY REFERENCE
     Documents incorporated by reference are found in Item 13.

                              PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

     (a)  GENERAL DEVELOPMENT OF BUSINESS

     Central Oil Corporation (the "Company" or the "Registrant"), is a Colorado corporation. The principal business address is 6000 East Evans Ave. Bldg.# 1., Suite 22, Denver, Colorado 80222.

     The Company was originally incorporated under the laws of the State of Colorado on September 8, 1981 as an oil exploration and brokerage company. Initially, the Company acted as an agent and broker for oil and gas lease holders. Since 1993, the Company has been in the development stage.

     The present management has been involved with the Company since its inception, with the exception of Stephan R. Levy, who joined the Company in August, 1997. In 1997, the Company elected two new Directors, Messrs. Stephan R. Levy and Mark G. Lawrence. On August 22, 1997, the Company approved a one-for-two thousand forward split of its common stock. As of September 5, 1997, the Company had a total of 10,021,000 common shares issued and outstanding. The Company has not been subject to any bankruptcy, receivership or similar proceeding.

     (b)  NARRATIVE DESCRIPTION OF THE BUSINESS

     GENERAL

     From the Company's inception in 1981 until 1993, the Company acted as an agent and broker for oil and gas lease holders. The Company was originally formed to act as an advisor for persons interested in filing for oil and gas leases in the U.S. Federal Oil Lottery for public lands. During the period when the Lottery was in place, the Company acted as agent for those persons who wanted to become involved in the Lottery and as a broker for those persons who were successful in obtaining leases under the Lottery. The Company's activities diminished as the Lottery declined. Eventually, the Lottery was abolished. The Company ceased acting on behalf of lease holders around 1989. Until 1993, the Company pursued its own lease situations. Since 1993, the Company has had minimal activities and has carried no substantial inventories or accounts receivable. No independent market surveys have ever been conducted to determine demand for the Company's products and services, since the Company did not provide substantial products or services during this period. The Company has carried on no operations and generated no revenues since 1993. While the Company may be characterized as a "shell" company because it presently has no operations and no revenues, the Company plans to be involved in the oil and gas business as described below.

     ORGANIZATION

     The Company presently comprises one corporation with no subsidiaries or parent entities and is in the developmental stage.

     The Company filed a Form 10-SB on a voluntary basis to become a reporting company because it plans to engage in equity and/or debt financings in the foreseeable future and believes that its fund raising will be enhanced by having a record of regular disclosure under the Securities Exchange Act of 1934 (the "1934 Act"). The Company has no plans in the foreseeable future, under any circumstances, to terminate its registration under the 1934 Act.

     (c)  OPERATIONS

     PROPOSED PLAN OF OPERATION

     Since 1993, the Company had been essentially inactive. Beginning in July, 1997, the Company developed a business plan to once again begin operations. To date, all of the Company's focus has been directed towards organizational efforts. The Company believes that oil prices have stabilized and that there is again an opportunity for small, independent companies to be involved in the oil and gas business.

     The Company plans to search for and to acquire oil and gas leases for its own account and for the account of its clients. The Company has acquired in the past, and plans in the future to acquire leases for nominal prices, sometimes as low as $1.00 per acre. Such leases can be acquired in Federal and State lotteries, and the Company plans to take advantage of all opportunities to engage in such lotteries. Leases may also be received from individuals or companies by assignment under an agreement to develop or sell such leases on behalf of such persons. The Company also has in the past and plans in the future to act as a broker for lease situations involving third parties. No leases or clients have been identified at this time. It is also the Company's intention to develop oil and gas lease projects in which the Company can act either as the drilling operator for an investor group or as a broker of leases for a lessor.

     When acting for its own account, the Company will acquire interests in various lease tracts located in areas where the Company plans to explore for oil or gas. At the present time, none of the specific tracts have been identified by the Company. However, the tracts are expected to fit into an overall profile.

     The tracts will be entirely within a specific, defined geographical area, will be exploratory or developmental, at the discretion of the Company, and will be subject to landowners' and overriding royalty interests totaling in the range of 12.5% to 25%, so the Company and its partners can acquire between a 87.5% and 75% net revenue interest and a 100% working interest in the drill site. The specific ownership interests between the Company and its partners will be negotiated on an individual project basis.

     The Company will focus its attention on drilling primarily in the same specific geographical area in which it plans to acquire interests. In the past, the Company has concentrated its activities in the Rocky Mountain states and expects to continue to do so. The Company plans to utilize various reporting services such as Petroleum Information and its contacts within the petroleum industry to identify drilling locations, companies and ownership activity. However, since the thrust of the Company's initial efforts will be to acquire leases with a minimum of capital outlay, the Company will also look at situations in any other geographical area where such leases may be obtained. The ability to drill in a specific lease area will be secondary to the ability to acquire a lease on terms most favorable to the Company and at little or no capital outlay. At the present time, the Company has been looking for leases which meet the above-mentioned criteria but has not yet identified any lease situations which it believes would be appropriate for acquisition. The Company cannot predict when such identification will occur.

     The Company expect to enter into turnkey drilling contracts with an unaffiliated third party for the drilling of any wells. At some later time, the Company may act as the driller of the wells, although there are no plans to do so at the present time. The costs of drilling wells has not been determined at this time. In any case, the Company will make every attempt to see that the well are drilled in such areas with its best estimate of making the best return on investment for the Company and its partners.

     The turnkey drilling contract represents the cost of drilling and completion. If, in the sole opinion of the Company, a well should not be completed because it will not produce sufficient oil or gas to return a profit, then the Company would not anticipate expending the completion funds for such well.

     It is currently anticipated that any wells to be drilled by the Company will be drilled within the geographical area or areas selected by the Company. However, once selected, if subsequent engineering evaluation indicates a more favorable location, the Company reserves the right to move the drill site or sites, as the case may be, to such location or locations, as the case may be. Any substituted well location or drill site would compare favorably with the general character of the site previously selected regarding degree of risk, drilling depth and cost. Furthermore, it is expected, though not necessarily required, that any such substituted well location or drill site will be in the same general area as the site specified herein.

     In addition, the Company would reserve the right to unitize or pool all of the wells in the selected geographical area into a common production pool or unit. In such event, the owners of the wells, which may include non-partnership investors of the Company, will share in the revenue therefrom on a pro-rata basis.

     The Company expects to participate in joint ventures with other entities in the development of some prospects. The Company will have the sole discretion in determining which prospects will be suitable for joint venture participation. In each such joint venture project, any such partnership would receive its pro rata portion of the 100% working interest and would be responsible for its pro rata share of costs and expenses.

     The Company also plans to search for and to identify potential acquisition candidates in the oil and gas business. Because the Company has limited capital, any such acquisition would most likely result in a change of control of the Company. As of the date hereof, the Company has not engaged in any preliminary efforts intended to identify such possible potential acquisition candidates and has neither conducted negotiations nor entered into a letter of intent concerning any such candidates. At the present time, the search for potential acquisition candidates in the oil and gas business will be secondary to the principal purpose of the Company, which is to develop oil and gas lease projects in which the Company can act either as the drilling operator for an investor group or as a broker of leases for a lessor.

       The principal criteria for evaluating such joint ventures and acquisitions which the Company may engage in will be the amount of investment required by the Company, the degree of risk to the Company, the potential return on investment to the Company, the Company's expertise in each situation and the expertise and reliability of the partner in any such situation. The risk associated therewith are expected to be substantial since the Company will have only minimal capital with which to carry out its activities.

     As of the date hereof, there are no plans, proposals, arrangements, or
understandings   with  respect  to  the  sale  or  issuance  of  additional securities by the Company.

     The Company anticipates that the implementation of its proposed business plan will be complex and extremely risky because of general economic conditions, the inherent risks in the oil and gas industry and shortages of available capital. The oil industry is characterized by fluctuating oil prices and costs of drilling, substantial risks associated with finding and developing properties, and intense competition, both from other companies and alternative fuel sources. Substantially all of the competitors will be better organized and capitalized than the Company. The Company presently has no assets available for such activities.

     For the Company to succeed in its business plan, the Company must make prudent choices concerning its oil industry partners since the Company has no assets of its own with which to operate. Any such oil industry partner must have the capability of acting as a driller on the various properties which the Company intends to develop. Such a partner must have expertise in geology, drilling, and well operation. The Company plans to add its value to any potential operation by being able to react quickly to any opportunity which is presented to it and to secure exclusive lease rights.

     The   Company's  operations  will  be  subject  to  governmental   and
environmental regulation even though the specific sites of Company activities have not been identified at this time. The principal types of such regulation center upon the restrictions which run with each lease property. All such lease properties have various kinds of governmental and environmental use restrictions, most of which are unique to such properties. Generally, such restrictions would be known before the individual property is acquired by the Company. However, there can be no guarantee that additional restrictions may not be imposed later. In any case, the costs and effects of compliance with environmental laws on the Federal, State, and local levels are expected to be substantial and could have effect on whether the Company ever operates successfully.

     (d)  MARKETS

     The Company's initial marketing plan will be focused completely on developing oil and gas lease projects in which the Company can act either as the drilling operator for an investor group or as a broker of leases for a lessor. No efforts toward this marketing plan have been made as of the date hereof.

     (e)  RAW MATERIALS

     The use of raw materials is not now material factor in the Company's operations at the present time.

     (f)  CUSTOMERS AND COMPETITION

     At the present time, the Company is expected to be experience intense competition in the acquisition of oil and gas leases. There are a number of established companies, many of which are larger and better capitalized than the Company and/or have greater personnel resources and technical expertise. In view of the Company's extremely limited financial resources, the Company will be at a significant competitive disadvantage compared to the Company's competitors.

     (g)  BACKLOG

     At December 31, 1997, the Company had no backlogs.

     (h)  EMPLOYEES

     At as of the date hereof, the Company has two employees, its President, Mr. Charles L. Mattis, and Stephan R. Levy, who presently do not receive any compensation. The Company does not plan to hire employees in the future.

     (i)  PROPRIETARY INFORMATION

      The Company has no proprietary information.

     (j)  GOVERNMENT REGULATION

     The Company is expected to be subject to material governmental regulation and approvals customarily incident to the operation of an oil and gas company. The extent of such regulation cannot be determined at this time, since the properties to be explored have not yet been selected. It will be the policy of the Company to fully comply will all governmental regulation.

     (k)  RESEARCH AND DEVELOPMENT

     The Company has never spent any amount in research and development activities.

     (l)  ENVIRONMENTAL COMPLIANCE

     The Company is expected to be subject to material environmental compliance customarily incident to the operation of an oil and gas company. The extent of such regulation cannot be determined at this time, since the properties to be explored have not yet been selected. It will be the policy of the Company to fully comply will all environmental regulation.

ITEM 2. DESCRIPTION OF PROPERTIES.

          As of July 1, 1997, the Company's business office was located at 6000 East Evans Ave., Bldg #1, Suite 22, Denver, Colorado 80222, the office of Mr. Stephan R. Levy, its Secretary-Treasurer, for which it pays no rent. The Company has no other properties.

ITEM 3.   LEGAL PROCEEDINGS.

          No legal proceedings of a material nature to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matter to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                              PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     (a)  PRINCIPAL MARKET OR MARKETS

     The Company's securities have never been listed for trading on any market and are not quoted at the present time. At the present time, the Company does not know where secondary trading will eventually be conducted. The place of trading, to a large extent, will depend upon the size of the Company's eventual acquisition. To the extent, however, that trading will be conducted in the over-the-counter market in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board," a shareholder may find it more difficult to dispose of or obtain accurate quotations as to price of the Company's securities. In addition, The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock.

     (b)  APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     As of the date hereof, a total of 10,021,000 of shares of the Company's Common Stock were outstanding and the number of holders of record of the Company's common stock at that date was approximately seventeen. Three of the Company's shareholders acquired their respective shares in the Company prior to 1990, and two shareholders acquired their shares prior to 1993. The remaining shareholders acquired their shares in September, 1997 for cash at a price of $.50 per share. All of the issued and outstanding shares of the Company's common stock, $0.0001 par value, were issued in accordance with the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, in that these were private offerings to individuals who were sophisticated investors and received all pertinent information relative to this investment.

     (c)  DIVIDENDS

     Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock were paid by the Company during the periods reported herein nor does the Company anticipate paying dividends in the foreseeable future.

     (d)  THE SECURITIES ENFORCEMENT AND PENNY STOCK REFORM ACT OF 1990

     The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless the Company can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that the Company's securities, for some period of time, would be defined under that Act as a "penny stock." As a result, those who trade in the Company's securities may be required to provide additional information related to their fitness to trade the Company's shares. Also, there is the requirement of a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. Further, a broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. These requirements present a substantial burden on any person or brokerage firm who plans to trade the Company's securities and would thereby make it unlikely that any liquid trading market would ever result in the Company's securities while the provisions of this Act might be applicable to those securities.

     (e)  BLUE SKY COMPLIANCE

     The trading of penny stock companies may be restricted by the securities laws ("Blue Sky" laws) of the several states. Management is aware that a number of states currently prohibit the unrestricted trading of penny stock companies absent the availability of exemptions, which are in the discretion of the states' securities administrators. The effect of these states' laws would be to limit the trading market, if any, for the shares of the Company and to make resale of shares acquired by investors more difficult.

     (f)  INVESTMENT COMPANY ACT OF 1940

     The Company does not intend to engage in any activities which would cause it to be classified as an "investment company" under the Investment Company Act of 1940, as amended. However, to the extent that the Company would inadvertently become an investment company because of its activities, the Company would be subjected to additional, costly and restrictive regulation.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF  OPERATION.

     Results of Operations

     The Company has generated no substantial revenues from its operations in recent years and has been a development stage company since 1993. Since the Company has not generated revenues and has not been in a profitable position, it operates with minimal overhead. The Company's primary activity will be to search for and to acquire oil and gas leases for its own account, and for the foreseeable future to search for and to acquire oil and gas leases for the account of its clients. No leases or clients have been identified at this time. It is the Company's intention to develop oil and gas lease projects in which the Company can act either as the drilling operator for an investor group or as a broker of leases for a lessor and for the account of its clients. The Company has acquired in the past, and plans in the future to acquire leases for nominal prices, sometimes as low as $1.00 per acre. Such leases can be acquired in Federal and State lotteries, and the Company plans to take advantage of all opportunities to engage in such lotteries. Leases may also be received from individuals or companies by assignment under an agreement to develop or sell such leases on behalf of such persons. The Company also has in the past and plans in the future to act as a broker for lease situations involving third parties.

        In the past, the Company has concentrated its activities in the Rocky Mountain states and expects to continue to do so. The Company plans to utilize various reporting services such as Petroleum Information and its contacts within the petroleum industry to identify drilling locations, companies and ownership activity. However, since the thrust of the Company's initial efforts will be to acquire leases with a minimum of capital outlay, the Company will also look at situations in any other geographical area where such leases may be obtained. The ability to drill in a specific lease area will be secondary to the ability to acquire a lease on terms most favorable to the Company and at little or no capital outlay. At the present time, the Company has been looking for leases which meet the above-mentioned criteria but has not yet identified any lease situations which it believes would be appropriate for acquisition. The Company cannot predict when such identification will occur.

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

ITEM 7.   Financial Statements.

          The complete financial statements are included at Item 13 herein.

ITEM 8.   DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND   FINANCIAL
DISCLOSURE.

          The Company did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period.


                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company, their ages and positions held in the Company as of December 31, 1997 are as follows:

NAME                 AGE           POSITION HELD
Charles L. Mattis    63            President and Director

Stephan R. Levy      58            Secretary-Treasurer and Director

Mark G. Lawrence     48            Director

     The Company's Directors will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. The officers serve at the discretion of the Company's Directors. There are no family relationships among the Company's officers and directors, nor are there any arrangements or understandings between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

     Mr. Mattis should be considered the "parent" or "promoter" of the Company (as such terms are defined under the Securities Act), inasmuch as Mr. Mattis has taken significant initiative in founding and organizing the business of the Company and because of the shareholdings and control positions held by him in the Company.

     CHARLES L. MATTIS. Mr. Mattis has been the President and a Director of the Company since its inception. During the past five years, he has been involved in various investments, including oil and gas, as a private investor. Prior to his involvement with the Company, he was involved with several oil companies. In 1979, he General Manager of Terra Oil
Corporation. In 1980, he worked at Westhoma Oil Company as the Mineral Rights Manager. He also has a history in the banking industry. His last position with a bank was in 1979 with Southeast State Bank. Mr. Mattis has a Bachelor's Degree in Business Administration from Drexel University. He will work full time and expects to devote approximately 40 hours per week to the affairs of the Company.

     STEPHAN R. LEVY. Mr. Levy has been Secretary-Treasurer and a Director of the Company since August, 1997. He has been retired since August, 1990. Prior to that time, he was an officer and director of Tofruzen, Inc., a public company which manufactured and marketed a non-dairy frozen dessert, novelty food products, and promotional items. Mr. Levy has also been an officer and director of Oxford Financial, Inc., Augusta Financial, Inc., ABP Equities, Inc. and Bryce Financial, Inc., all of which were public companies at the time he held office. He is no longer an officer or director in any of these companies. He attended the University of Texas and graduated in 1961 from the University of Colorado with a Bachelor of Science in Business. He is a member of the International Monetary Market, which is a division of the Chicago Mercantile Exchange and was appointed by the Governor of Colorado as a member of the Colorado Municipal Bond Supervisory Board. He will devote approximately 10 hours per month to the affairs of the Company.

     MARK G. LAWRENCE. Mr. Lawrence has been a Director of the Company since August, 1997. He has approximately eighteen years of experience in the homebuilding industry. Since 1988, he has served as Executive Vice President and Partner of Vintage Marketing Group, Inc., a Denver real estate company specializing in new home sales and marketing. He currently serves as a Director of Clancy Systems International, a public company involved in the business of supplying automated parking ticket systems to municipalities and universities. Mr. Lawrence graduated from the University of Denver in 1971 and attended the University of the Americas in Mexico City in 1969. He is a licensed real estate broker and has received several professional awards. He is a member of the Home Builders Association, the Sales and Marketing Council of Metropolitan Denver, the National Sales and Marketing Council, the Builder Marketing Society, the National Association of Realtors, and the Institute of Residential Marketing. He will devote approximately 10 hours per month to the affairs of the Company.

     COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934.

     Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires the Company's officers and directors and persons owning more than ten percent of the Company's Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally, Item 405 of Regulation S-B under the 34 Act requires the Company to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, the Company has the following report to make under this section. None of the Officers or Directors of the Company made timely filings of their Forms 3 and 5 in the last fiscal year. All such persons eventually made the filings and have been counseled concerning their responsibilities regarding future compliance with these rules.

ITEM 10.  EXECUTIVE COMPENSATION.

     None of the Company's officers and/or directors receive any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Registrant has generated revenues from operations. Any compensation will be dependent upon a combination of factors, including the percentage of time a person devotes to the business of the Registrant, experience, ability of the Registrant to pay, and other items. The Company has no retirement, pension, profit sharing, stock option, insurance or other similar programs.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following sets forth the number of shares of the Registrant's $0.0001 par value common stock beneficially owned by (i) each person who, as of December 31, 1997, was known by the Company to own beneficially more than five percent (5%) of its common stock; (ii) the individual Directors of the Registrant and (iii) the Officers and Directors of the Registrant as a group. As of December 31, 1997, there were 10,021,000 common shares issued and outstanding.

NAME AND ADDRESS          AMOUNT AND NATURE OF     PERCENT OF
OF BENEFICIAL OWNER       BENEFICIAL OWNERSHIP (1)(2)     CLASS
Charles L. Mattis              8,000,000               79.83%

Stephan R. Levy                    5,000                .04%

Mark G. Lawrence                   5,000                .04%

All Officers and Directors
as a Group                     8,010,000              79.91%
(three persons)

(1)   All  ownership  is  beneficial  and  on  record,   unless   indicated
otherwise.

(2) Beneficial owner listed above has sole voting and investment power with respect to the shares shown, unless otherwise indicated.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 The Company's business office have been located at 6000 East Evans Ave., Bldg #1, Suite 22, Denver, Colorado 80222, the office of Mr. Stephan R. Levy, its Secretary-Treasurer, for which it pays no rent. Otherwise, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

                              PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

           (a) The following financial information is filed as part of this report:
                (1) FINANCIAL STATEMENTS
                (2)  SCHEDULES
                (3)  EXHIBITS.  The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:
EXHIBIT NO.     DESCRIPTION
   3A           Articles and Bylaws +

    3B          Articles of Amendment+

+ Previously filed.

           (b) REPORTS ON FORM 8-K. The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1997.

                      CENTRAL OIL CORPORATION


                           AUDIT REPORTS

                 December 31, 1997, 1996 and 1995

                      Janet Loss, C.P.A, P.C.
                    Certified Public Accountant
                3525 South Tamarac Drive, Suite 120
                      Denver, Colorado  80237

                      CENTRAL OIL CORPORATION

                   INDEX TO FINANCIAL STATEMENTS


                         TABLE OF CONTENTS

ITEM                                      PAGE

Report of Certified Public Accountant  ................1

Balance Sheets, December 31, 1997 and 1996 ............2

Statements of Operations, for the Years ended
  December 31, 1997, 1996 and 1995  ...................3

Statements of Stockholders' Equity (Deficit),
  for the Years ended December 31,
  1997 and 1996....................................... 4

Statements of Cash Flows, for the Years ended
  December 31, 1997, 1996 and 1995  ...................5

Notes to Financial Statements  ..................... 6-7

                     Janet Loss, C.P.A., P.C.
                    Certified Public Accountant
                3525 South Tamarac Drive, Suite 120
                      Denver, Colorado  80237
                          (303) 220-0227




Board of Directors
Central Oil Corporation
6000 East Evans Avenue
Building #1, Suite 22
Denver, Colorado  80222

I have audited the accompanying balance sheets of Central Oil Corporation as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Oil Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flow for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles applied on a consistent basis.

Janet Loss, C.P.A., P.C.

March 13, 1998

                      CENTRAL OIL CORPORATION

                          BALANCE SHEETS
                    December 31, 1997 and 1996

                            1997            1996
                               ASSETS
CURRENT ASSETS:

  Cash in checking       $5,435           $0

OTHER ASSETS:

  Deferred Offering
  Costs                   4,057            0

TOTAL ASSETS             $9,492            0

               LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:    $    0    $       0

STOCKHOLDERS' EQUITY:

  Preferred stock, no par
    value, 10,000,000
    shares authorized,
    shares issued            0            0

  Common stock, $.0001
    par value, 100,000,000
    shares authorized,
    10,021,000 and 10,000,000
    shares issued
    outstanding **       6,002        6,000

  Additional Paid-In-Capital 10,498       0

  Retained Earnings (Deficit)  (7,008)  (6,000)

    TOTAL STOCKHOLDERS'
     EQUITY                 9,492         0


    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY     $  9,492  $     0

**Common stock shares retroactively adjusted for a 1 for 2,000 forward split of common stock.

The accompanying notes are an integral part of these financial statements.

                                      CENTRAL OIL CORPORATION

                                     STATEMENTS OF OPERATIONS

                       For the Years Ended December 31, 1997, 1996 and 1995


                                1997      1996                1995
REVENUES:

  Sales                       $      0  $      0           $    0

OPERATING EXPENSES:

  Entertainment               $    368 $      0            $    0
  Office expense and postage       274        0                 0
  Printing expenses                138        0                 0
  Telephone and cellular
   expenses                        228        0                 0


Total Operating Expenses:        1,008         0                0

    NET INCOME (LOSS) PER
      SHARE                    $(1,008) $      0          $     0

Weighted average number of
  shares outstanding        10,007,000 10,000,000      10,000,000

(1) Common stock shares retroactively adjusted for a 1 for 2,000 forward split of common stock.

The accompanying notes are an integral part of these financial statements.

                                      CENTRAL OIL CORPORATION

                            STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
                          For the Years Ended December 31, 1997 and 1996


         Common stock   Common    Additional                Stockholders'
          Number  of     stock      Paid-In-                 Equity
          shares        amount      Capital     (Deficit)   (Deficit)
Balance,
January 1,
1996 (1)   10,000,000    $6,000      $  0       $(6,000)      $    0

Net (Loss)
for the year
ended December
31, 1996           -          -         0             -            0

Balance,
December 31,
1996 (1)   10,000,000    $6,000       $ 0       $(6,000)      $    0

August 31, 1997
21,000 shares
issued for cash,
at $.0001      21,000         2    10,498                     $10,500

Net (Loss)
for the year
ended December
31, 1997            0         0         0        (1,008)      (1,008)

Balance,
December
31, 1997   10,021,000    $6,002   $10,498       $(7,008)     $(9,492)

(1) Common stock shares retroactively adjusted for a 1 for 2,000 forward split of common stock.

The accompanying notes are an integral part of these financial statements.

                            CENTRAL OIL CORPORATION

                           STATEMENTS OF CASH FLOWS

             For the Years Ended December 31, 1997, 1996 and 1995

                              1997     1996      1995
CASH FLOWS FROM OPERATING
ACTIVITIES:

  Net Income (Loss)         $(1,008)  $(    0)   $(    0)

CHANGES IN ASSETS AND
LIABILITIES:

  Net cash provided (Used)
  by Operating activities    (1,008)   (    0)   (     0)

CASH FLOWS FROM (TO)
FINANCING ACTIVITIES:

  Proceeds from issuance
    of common stock          10,500         0          0
  Deferred offering costs   ( 4,057)        0          0

  Net cash provided by
  financing activities        6,443         0          0

  Net increase in cash        5,435         0          0

CASH, BEGINNING OF THE
PERIOD:                           0         0          0

CASH, END OF THE PERIOD     $ 5,435    $    0     $    0

The accompanying notes are an integral part of these financial statements.

                            CENTRAL OIL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Central Oil Corporation, a Colorado Corporation, was incorporated September 9, 1981, for the purpose of gas exploration. From 1981 until 1993, the Company acted as an agent for oil and gas lease holders. Since 1993, the Company has had minimal activities. During this fiscal year, the Company plans to search for and to identify potential oil and gas acquisition candidates.

The Company has elected a calendar year-end and records income and expenses on the accrual method of accounting.

NOTE II -- RELATED PARTY TRANSACTION.

The Company maintains its office in space provided by the Company's secretary-treasurer pursuant to an oral agreement on a rent free basis.

NOTE III -- CAPITAL STOCK

On August, 22, 1997, the Company approved a one-for two thousand forward split of its common stock effective August 22, 1997. The total authorized common capital stock of the corporation increased from 5,000 to 100,000,000 shares and from no par value to .0001 par value effective August 22, 1997.

                            SIGNATURES

 In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CENTRAL OIL CORPORATION




Dated:    3-31-98             By:      ///SIGNED///
                                   Charles L. Mattis
                                   President and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                              CHIEF FINANCIAL AND ACCOUNTING
                                         OFFICER




Dated: 3-31-98                     By:      ///SIGNED///
                                   Stephan R. Levy
                                   Treasurer

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549





                            FORM 10-KSB

                             EXHIBITS
                                TO
                      Central Oil Corporation

                         INDEX TO EXHIBITS


  Exhibit                                Page or
  NUMBER         DESCRIPTION            CROSS REFERENCE

    3A         Articles and Bylaws           +

    3B         Articles of Amendment         +

+ Previously filed.