Form 10QSB
period 1998-03-31
CENTRAL OIL CORP
filed 1998-05-15
CIK 1046529

SECURITIES & EXCHANGE COMMISSION
                          Washington, D.C. 20549

                            FORM 1O-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1998.

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

The number of shares outstanding of Registrant's common stock, par value $
 .0001 per share, as of May 1, 1998 were 10,021,000 common shares.

                  PART 1 - FINANCIAL INFORMATION

ITEM I.   Financial Statements
          See attached financial statements

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations
          Results of Operations

     The Company has generated no substantial revenues from its operations in recent years and has been a development stage company since 1993. Since the Company has not generated revenues and has not been in a profitable position, it operates with minimal overhead. The Company's primary activity will be to The Company plans to search for and to acquire oil and gas leases for its own account for the foreseeable future will be to search for and to acquire oil and gas leases for its own account and for the account of its clients. No leases or clients have been identified at this time. It is the Company's intention to develop oil and gas lease projects in which the Company can act either as the drilling operator for an investor group or as a broker of leases for a lessor and for the account of its clients. As of the end of the reporting period, the Company has concluded no acquisitions and has spoken with no potential candidates.

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

ITEM 3.   Defaults upon Senior Securities.  None.

ITEM 4.   Submission of Matters to a Vote of Security Holders.  None

ITEM 5.   Other Information. None.

ITEM 6.   Exhibits and Reports on Form 8-K.

     No exhibits as set forth in Regulation S-K are considered necessary in
this lO-QSB  filing.  No  reports   on  Form  8-K were filed as of the most
recent fiscal quarter.

                            SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CENTRAL OIL CORPORATION




Dated: 5/15/98                By:      ///SIGNED///
                                   Charles L. Mattis
                                   President and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                              CHIEF FINANCIAL AND ACCOUNTING
                                         OFFICER





Dated: 5/15/98                By:      ///SIGNED///
                                   Stephan R. Levy
                                   Treasurer

              CENTRAL OIL CORPORATION










           FORM 10-QSB QUARTERLY REPORT

                  MARCH 31, 1998



































              Janet Loss, C.P.A, P.C.

            Certified Public Accountant
        3525 South Tamarac Drive, Suite 120
              Denver, Colorado  80237

              CENTRAL OIL CORPORATION

       INDEX TO FORM 10-QSB QUARTERLY REPORT


                 TABLE OF CONTENTS

   PART I - FINANCIAL STATEMENTS

ITEM                                             PAGE

Condensed Balance Sheets as of
  March 31, 1998 and December 31, 1997.........1

Condensed Statements of Operations
  for the three months ended
  March 31, 1998 and 1997......................2

Statement of Stockholders' Equity (Deficit)
  for the three months ended
  March 31, 1998...............................3

Condensed Statements of Cash Flows
  for the three months ended
  March 31, 1998 and 1997......................4

Notes to Condensed Financial Statements....... 5

Item 2 - Management's Discussion and
  Analysis or Plan of Operation................6

   Part II - Other Information

Exhibits and Reports on Form 8-K

   (A)  Exhibits - None

   (B)  Reports on Form 8-K

              CENTRAL OIL CORPORATION
             CONDENSED BALANCE SHEETS

                         March 31,
                           1998      December 31,
                       (UNAUDITED)     1997
                      ASSETS
CURRENT ASSETS:

  Cash in Checking        $1,273         $5,435

OTHER ASSETS:

  Deferred Offering
    Costs                  7,501          4,057

TOTAL ASSETS              $8,774          9,492

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:      $    0          $   0

STOCKHOLDERS' EQUITY:

  Preferred stock, no par
    value, 10,000,000
    shares issued,
    none issued                0              0

  Common stock, $.0001
    par value, 100,000,000
    shares authorized,
    10,021,000 and
    10,000,000 shares
    issued and outstanding 6,002          6,002

  Additional Paid-In-
    Capital               10,498         10,498

  Retained Earnings
    (Deficit)             (7,726)        (7,008)

TOTAL STOCKHOLDERS'
EQUITY                     8,774          9,492

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY      $8,774          9,492

"See notes to condensed financial statements."

                   CENTRAL OIL CORPORATION

       CONDENSED STATEMENTS OF OPERATIONS (Unaudited)


                        For the three     For the three
                        months ended      months ended
                        MARCH 31, 1998    MARCH 31, 1997

  Sales, net             $     0           $     0

OPERATING EXPENSES:

  Bank charges                 2                 0
  Transfer and filing fees   716                 0

Total Operating Expenses:    718                 0

  NET INCOME (LOSS) PER
    SHARE                $  (718)           $    0

  NET INCOME (LOSS) PER
    SHARE OF COMMON STOCK $     *           $    *

Weighted average number of
  shares outstanding  10,021,000        10,000,000

*  less than $.01 per share

"See notes to condensed financial statements."

                           CENTRAL OIL CORPORATION

                 STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
                  For the three months ended March 31, 1998



            Common stock   Common    Additional           Stockholders'
             Number of      stock     Paid-In-               Equity
            SHARES         AMOUNT      CAPITAL    (DEFICIT)  (DEFICIT)
Balance,
January 1,
1998         10,021,000    $6,002   $10,498       $(7,008)      $9,492

Net (Loss)
for the three
months ended
March 31, 1998                                     (718)         (718)

Balance,
March 31,
1998          10,021,000    $6,002   $10,498       (7,726)       8,774

"See notes to condensed financial statements."

                   CENTRAL OIL CORPORATION

       CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                        For the three     For the three
                        months ended      months ended
                        MARCH 31, 1998    MARCH 31, 1997
CASH FLOWS FROM OPERATING
ACTIVITIES:

  Net Income (Loss)        $(718)           $     0

Adjustments to reconcile
  net loss to net cash
  used in operating
  activities                    0                 0

  Net cash provided (Used) by
  Operating activities      (718)                 0

CASH FLOWS FROM (TO)
FINANCING ACTIVITIES:

  Deferred offering costs (3,444)                 0

  Net cash (used) by

  financing activities    (3,444)                 0

  Net decrease in cash    (4,162)                 0

CASH, BEGINNING OF THE
PERIOD                     5,435                  0

CASH, END OF THE PERIOD   $1,273             $    0

"See notes to condensed financial statements."

                   CENTRAL OIL CORPORATION

     NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 1997 Annual Report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full calendar year ended December 31, 1998. The financial statements are presented on the accrual basis.