Form 10QSB
period 1998-06-30
CENTRAL OIL CORP
filed 1998-07-30
CIK 1046529

SECURITIES & EXCHANGE COMMISSION
                          Washington, D.C. 20549

                            FORM 1O-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1998.

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


                              CENTRAL OIL CORPORATION




Dated: 7/22/98                By:      ///SIGNED///
                                   Charles L. Mattis
                                   President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                              CHIEF FINANCIAL AND ACCOUNTING
                                         OFFICER



Dated: 7/22/98                By:      ///SIGNED///
                                   Stephan R. Levy
                                   Treasurer

                      CENTRAL OIL CORPORATION










                   FORM 10-QSB QUARTERLY REPORT

                           JUNE 30, 1998

                      Janet Loss, C.P.A, P.C.
                    Certified Public Accountant
                3525 South Tamarac Drive, Suite 120
                      Denver, Colorado  80237

                      CENTRAL OIL CORPORATION

               INDEX TO FORM 10-QSB QUARTERLY REPORT


                         TABLE OF CONTENTS

     PART I - FINANCIAL STATEMENTS

ITEM                                          PAGE

Condensed Balance Sheets as of
  June 30, 1998 and December 31, 1997............1

Condensed Statements of Operations
  for the three and six months ended
  June 30, 1998 and 1997.........................2

Statement of Stockholders' Equity (Deficit)
  for the six months ended
  June 30, 1998 .................................3

Condensed Statements of Cash Flows
  for the three and six months ended
  June 30, 1998 and 1997.........................4

Notes to Condensed Financial Statements..........5

Item 2 - Management's Discussion and
  Analysis or Plan of Operation..................6

     Part II - Other Information

Exhibits and Reports on Form 8-K

     (A)  Exhibits - None

     (B)  Reports on Form 8-K

                      CENTRAL OIL CORPORATION

                     CONDENSED BALANCE SHEETS

                           June 30,  December, 31
                             1998         1997
                              ASSETS
CURRENT ASSETS:

  Cash in Checking            $330         $5,435

OTHER ASSETS:

  Deferred Offering
    Costs                    7,501          4,057

TOTAL ASSETS                $7,831          9,492

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:        $    0          $   0

STOCKHOLDERS' EQUITY:

  Preferred stock, no par
    value, 10,000,000
    shares issued,
    none issued                  0              0

  Common stock, $.0001
    par value, 100,000,000
    shares authorized,
    10,021,000 and
    10,000,000 shares
    issued and outstanding   6,002          6,002

  Additional Paid-In-
    Capital                 10,498         10,498

  Retained Earnings
    (Deficit)               (8,669)        (7,008)

TOTAL STOCKHOLDERS'
EQUITY                       7,831          9,492

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY        $7,831          9,492

"See notes to condensed financial statements."

                            CENTRAL OIL CORPORATION

                          CONDENSED STATEMENTS OF OPERATIONS (Unaudited)


                                 For the three                 For the six
                                 months ended                  months ended
                                    JUNE 30,                      JUNE 30,
                                 1998      1997                1998     1997

  Sales, net                  $0              $0

OPERATING EXPENSES:

  Accounting                 250               0           $250           0
  Advertising                232               0            232           0
  Bank charges                21               0             23           0
  Transfer and
    filing fees              441               0          1,156           0

Total Operating
Expenses:                    944               0          1,661           0

  NET INCOME (LOSS)
    PER SHARE              $(944)             $0        $(1,661)         $0

  NET INCOME (LOSS)
    PER SHARE OF
    COMMON STOCK               *               *              *           *

Weighted average
  number of shares
  outstanding         10,021,000      10,000,000     10,021,000   10,000,000

*  less than $.01 per share

"See notes to condensed financial statements."

                                      CENTRAL OIL CORPORATION

                            STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
                              For the six months ended June 30, 1998



                    Common stock   Common    Additional           Stockholders'
                     Number of      stock     Paid-In-               Equity
                     SHARES         AMOUNT      CAPITAL   (DEFICIT) (DEFICIT)
Balance,
January 1,
1998                10,021,000    $6,002   $10,498       $(7,008)      $9,492

Net (Loss)
for the six
months ended
June 30, 1998                                             (1,661)      (1,661)

Balance,
June 30,
1998                10,021,000    $6,002   $10,498        (8,669)        $7,831

"See notes to condensed financial statements."

                            CENTRAL OIL CORPORATION

                CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)


                           For the six       For the six
                           months ended      months ended
                           JUNE 30, 1998     JUNE 30, 1997
CASH FLOWS FROM OPERATING
ACTIVITIES:

  Net Income (Loss)         $(1,661)           $    0

Adjustments to reconcile
  net loss to net cash
  used in operating
  activities                       0                 0

  Net cash provided (Used) by
  Operating activities       (1,661)                 0

CASH FLOWS FROM (TO)
FINANCING ACTIVITIES:

  Deferred offering costs    (3,444)                 0

  Net cash (used) by
  financing activities       (3,444)                 0

  Net decrease in cash       (5,105)                 0

CASH, BEGINNING OF THE
PERIOD                        5,435                  0

CASH, END OF THE PERIOD        $330             $    0

"See notes to condensed financial statements."

                            CENTRAL OIL CORPORATION

              NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 1997 Annual Report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full calendar year ended December 31, 1998. The financial statements are presented on the accrual basis.