Form 10QSB
period 1998-09-30
CENTRAL OIL CORP
filed 1998-11-12
CIK 1046529

SECURITIES & EXCHANGE COMMISSION
                          Washington, D.C. 20549

                            FORM 1O-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1998.

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

The number of shares outstanding of Registrant's common stock, par value $
 .0001 per share, as of September 30, 1998 were 10,021,000 common shares.

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


                              CENTRAL OIL CORPORATION




Dated: 11/10/98               By:      ///SIGNED///
                                   Charles L. Mattis
                                   President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                              CHIEF FINANCIAL AND ACCOUNTING
                                         OFFICER



Dated: 11/10/98               By:      ///SIGNED///
                                   Stephan R. Levy
                                   Treasurer

              CENTRAL OIL CORPORATION










           FORM 10-QSB QUARTERLY REPORT

                SEPTEMBER 30, 1998



































              Janet Loss, C.P.A, P.C.
            Certified Public Accountant
        3525 South Tamarac Drive, Suite 120
              Denver, Colorado  80237

              CENTRAL OIL CORPORATION

       INDEX TO FORM 10-QSB QUARTERLY REPORT


                 TABLE OF CONTENTS

   PART I - FINANCIAL STATEMENTS

ITEM                                             PAGE

Condensed Balance Sheets as of
  September 30, 1998 and December 31, 1997...... 1

Condensed Statements of Operations
  for the three and nine months ended
  September 30, 1998 and 1997................... 2

Statement of Stockholders' Equity (Deficit)
  for the nine months ended
  September 30, 1998.............................3

Condensed Statements of Cash Flows
  for the three and nine months ended
  September 30, 1998 and 1997................... 4

Notes to Condensed Financial Statements......... 5

Item 2 - Management's Discussion and
  Analysis or Plan of Operation..................6

   Part II - Other Information

Exhibits and Reports on Form 8-K

   (A)  Exhibits - None

   (B)  Reports on Form 8-K

              CENTRAL OIL CORPORATION

             CONDENSED BALANCE SHEETS

                       September 30,  December, 31
                           1998         1997

                             ASSETS
CURRENT ASSETS:

  Cash in Checking        $   77         $5,435

OTHER ASSETS:

  Deferred Offering
    Costs                  7,501          4,057

TOTAL ASSETS              $7,578         $9,492

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:      $    0          $   0

STOCKHOLDERS' EQUITY:

  Preferred stock, no par
    value, 10,000,000
    shares issued,
    none issued                0              0

  Common stock, $.0001
    par value, 100,000,000
    shares authorized,
    10,021,000 and
    10,000,000 shares
    issued and outstanding  6,002          6,002

  Additional Paid-In-
    Capital                10,498         10,498

  Retained Earnings
    (Deficit)             (8,922)        (7,008)

TOTAL STOCKHOLDERS'
EQUITY                     7,578          9,492

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY      $7,578          9,492

"See notes to condensed financial statements."

                   CENTRAL OIL CORPORATION

               CONDENSED STATEMENTS OF OPERATIONS (Unaudited)


                              For the three         For the nine
                              months ended          months ended
                              SEPTEMBER 30,         SEPTEMBER 30,
                           1998           1997          1998        1997

  Revenues                    $0              $0             $0          $0

OPERATING EXPENSES:

  Accounting and
    legal expenses          $100              $0           $350          $0
  Advertising                 58               0            290           0
  Bank charges                28               0             51           0
  Transfer and
    filing fees                0               0          1,156           0
  Office expenses             67                             67

Total Operating
Expenses:                    253               0          1,914           0

  NET INCOME (LOSS)
    PER SHARE              $(253)             $0        $(1,914)         $0

  NET INCOME (LOSS)
    PER SHARE OF
    COMMON STOCK               *               *              *           *

Weighted average
  number of shares
  outstanding         10,021,000      10,000,000     10,021,000   10,000,000

*  less than $.01 per share

"See notes to condensed financial statements."

                           CENTRAL OIL CORPORATION

                 STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
                For the nine months ended September 30, 1998



            Common stock   Common    Additional           Stockholders'
             Number of      stock     Paid-In-                 Equity
             SHARES        AMOUNT     CAPITAL   (DEFICIT)   (DEFICIT)
Balance,
January 1,
1998         10,021,000    $6,002   $10,498       $(7,008)      $9,492

Net (Loss)
for the nine
months ended
September 30,
1998                                              (1,914)      (1,914)

Balance,
September 30,
1998         10,021,000    $6,002   $10,498        (8,922)        $7,578


"See notes to condensed financial statements."

                   CENTRAL OIL CORPORATION

       CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                        For the nine      For the nine
                        months ended      months ended
                     SEPTEMBER 30, 1998   SEPTEMBER 30, 1997
CASH FLOWS FROM OPERATING
ACTIVITIES:

  Net Income (Loss)      $(1,914)           $    0

Adjustments to reconcile
  net loss to net cash
  used in operating
  activities                   0                 0

  Net cash provided (Used) by
  Operating activities    (1,914)                 0

CASH FLOWS FROM (TO)
FINANCING ACTIVITIES:

  Deferred offering costs (3,444)                 0

  Net cash (used) by
  financing activities    (3,444)                 0

  Net decrease in cash    (5,358)                 0

CASH, BEGINNING OF THE
PERIOD                     5,435                  0

CASH, END OF THE PERIOD      $77              $   0

"See notes to condensed financial statements."

                   CENTRAL OIL CORPORATION

     NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 1997 Annual Report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full calendar year ended December 31, 1998. The financial statements are presented on the accrual basis.