Form 10KSB
period 1999-01-31
CENTRAL OIL CORP
filed 1999-03-26
CIK 1046529

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-KSB
              Annual Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934
           For the Fiscal Year Ended: December 31, 1998
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

     Check if there  is  no  disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ X]

     State issuer's revenues for its most recent fiscal year $-0-; The aggregate market value of the voting stock of the Registrant held by non-affiliates as of December 31, 1998 was approximately $5,500,000. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 1, 1999, was 10,021,000

                DOCUMENTS INCORPORATED BY REFERENCE
     Documents incorporated by reference are found in Item 13.

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

     The present management has been involved with the Company since its inception., with the exception of Stephan R. Levy, who joined the Company in August, 1997. In 1997, the Company elected two new Directors, Messrs. Stephan R. Levy and Mark G. Lawrence. On August 22, 1997, the Company approved a one-for-two thousand forward split of its common stock. Since September 5, 1997, the Company had a total of 10,021,000 common shares issued and outstanding. The Company has not been subject to any bankruptcy, receivership or similar proceeding.

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

     (g)  BACKLOG

     At December 31, 1998, the Company had no backlogs.

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

     (i)  ENVIRONMENTAL COMPLIANCE

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

                              PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     (a)  PRINCIPAL MARKET OR MARKETS

     The Company's began trading in May, 1998. Prior to that time, the Company's securities had never been listed for trading on any market. Market makers and other dealers provide bid and ask quotations of the Company's Common Stock under the symbol "CEOL." Trading is conducted in the over-the-counter market on the NASD's "Electronic Bulletin Board,"

     The table below represents the range of high and low bid quotations of the common shares of the Company as reported during the reporting period herein. The following bid price market quotations represent prices between dealers and do not include retail markup, markdown, or commissions; hence, they may not represent actual transactions.

Fiscal Year 1998         HIGH      LOW

    First Quarter        Not Trading
Common Shares

    Second Quarter       $3.06     $1.50
Common Shares

    Third Quarter        $3.02     $2.00
Common Shares

    Fourth Quarter       $2.87     $2.00
Common Shares

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

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

          The Directors and Executive Officers of the Company, their ages and positions held in the Company as of December 31, 1998 are as follows:

NAME           AGE            POSITION HELD
Charles L. Mattis    64            President and Director

Stephan R. Levy      59            Secretary-Treasurer and Director

Mark G. Lawrence     49            Director

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

     COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934.

     Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires the Company's officers and directors and persons owning more than ten percent of the Company's Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally, Item 405 of Regulation S-B under the 34 Act requires the Company to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, the Company has the following report to make under this section. No filings were required during the last fiscal year.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following sets forth the number of shares of the Registrant's $0.0001 par value common stock beneficially owned by (i) each person who, as of December 31, 1998, was known by the Company to own beneficially more than five percent (5%) of its common stock; (ii) the individual Directors of the Registrant and (iii) the Officers and Directors of the Registrant as a group. As of December 31, 1998, there were 10,021,000 common shares issued and outstanding.

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

    3B          Articles of Amendment+

+ Previously filed.

           (b) REPORTS ON FORM 8-K. The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1998.

                            SIGNATURES

 In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CENTRAL OIL CORPORATION




Dated:    3/22/99                  By:      ///SIGNED///
                                        Charles L. Mattis
                                   President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                   CHIEF FINANCIAL AND ACCOUNTING
                                         OFFICER



Dated: 3/22/99                     By:      ///SIGNED///
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


  Exhibit                                Page or
  NUMBER         DESCRIPTION            CROSS REFERENCE

    3A         Articles and Bylaws           +

    3B         Articles of Amendment         +

+ Previously filed.

                      CENTRAL OIL CORPORATION











                           AUDIT REPORTS

                 December 31, 1998, 1997 and 1996
































                      Janet Loss, C.P.A, P.C.
                    Certified Public Accountant
                3525 South Tamarac Drive, Suite 120
                      Denver, Colorado  80237

                      CENTRAL OIL CORPORATION

                   INDEX TO FINANCIAL STATEMENTS


                         TABLE OF CONTENTS

ITEM                                          PAGE

Report of Certified Public Accountant............................1

Balance Sheets, December 31, 1998 and 1997.......................2

Statements of Operations, for the Years ended
  December 31, 1998, 1997 and 1996...............................3

Statements of Stockholders' Equity (Deficit),
  for the Years ended December 31,
  1998 and 1997..................................................4

Statements of Cash Flows, for the Years ended
  December 31, 1998, 1997 and 1996...............................5

Notes to Financial Statements..................................6-7

                     Janet Loss, C.P.A., P.C.
                    Certified Public Accountant
                3525 South Tamarac Drive, Suite 120
                      Denver, Colorado  80237
                          (303) 220-0227




Board of Directors
Central Oil Corporation
6000 East Evans Avenue
Building #1, Suite 22
Denver, Colorado  80222

I have audited the balance sheets of Central Oil Corporation as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Oil Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flow for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles applied on a consistent basis.

Janet Loss, C.P.A., P.C.

March 5, 1999

                      CENTRAL OIL CORPORATION
                          BALANCE SHEETS
                    December 31, 1997 and 1996

                              1998          1997
                              ASSETS
CURRENT ASSETS:

  Cash in checking              $48        $5,435

OTHER ASSETS:

 Deferred Offering Costs        4,057       4,057

TOTAL ASSETS                      $48       9,492

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:             $    0  $       0

STOCKHOLDERS' EQUITY:

  Preferred stock, no par
    value, 10,000,000
    shares authorized,
    shares issued                     0         0

  Common stock, $.0001
    par value, 100,000,000
    shares authorized,
    10,021,000 and 10,000,000
    shares issued
    outstanding **                6,002      6,002

  Additional Paid-In-Capital     10,498     10,498

  Retained Earnings (Deficit)   (16,452)   (7,008)

TOTAL STOCKHOLDERS' EQUITY           48     9,492

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY         $     48  $  9,492

**The accompanying notes are an integral part of these financial statements.

                                       CENTRAL OIL CORPORATION

                                      STATEMENTS OF OPERATIONS

                        For the Years Ended December 31, 1998, 1997 and 1996

                                  1998           1997           1996
REVENUES:

  Sales                      $      0       $      0         $    0

OPERATING EXPENSES:

  Accounting expenses           $1,575      $      0         $    0
  Advertising                      144             0              0
  Bank Charges                      80             0              0
  Entertainment                     0            368              0
  Filing and Transfer fees      1,156              0              0
  Legal expenses                5,732              0              0
  Office expense and postage      238            274              0
  Printing expenses               519            138              0
  Telephone and cellular expenses   0            228              0

Total Operating Expenses:       9,444          1,008              0

 NET INCOME (LOSS) PER
      SHARE                   $(9,444)      $ (1,008)       $     0

Weighted average number of
  shares outstanding        10,021,000     10,007,000     10,000,000

(1) Common stock shares retroactively adjusted for a 1 for 2,000 forward split of common stock.

The accompanying notes are an integral part of these financial statements.

                                       CENTRAL OIL CORPORATION

                             STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
                           For the Years Ended December 31, 1998 and 1997

           Common stock Common  Additional        Stockholders'
              Number of  stock Paid-In-            Equity
                 SHARES  AMOUNT CAPITAL (DEFICIT) (DEFICIT)
Balance,
January 1,
1997 (1)     10,000,000  $6,000  $  0     $(6,000)    $ 0

August 31, 1997
21,000 shares
issued for cash,
at $.0001        21,000       2  10,498             $10,500

Net (Loss)
for the year
ended December
31, 1998              0       0      0    (2,008)   (2,008)

Balance,
December 31,
1997 (1)     10,000,000  $6,002  $10,498 $(8,008)  $  8,492

Net (Loss)
for the year
ended December
31, 1998             0       0       0    (9,444)    (9,444)

Balance,
December
31, 1997     10,000,000 $6,002  $10,498  $(7,452)     $(952)


(1) Common stock shares retroactively adjusted for a 1 for 2,000 forward split of common stock.

The accompanying notes are an integral part of these financial statements.

                             CENTRAL OIL CORPORATION

                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1998, 1997 and 1996

                            1998         1997           1996
CASH FLOWS FROM OPERATING
ACTIVITIES:

  Net Income (Loss)         $(9,444)    $(1,008)    $(    0)

CHANGES IN OPERATING ASSETS
AND LIABILITIES:                   0           0           0

  Net cash provided (Used)
  by Operating activities   ________     _______     _______
                            $(9,444)    $(1,008)           0

CASH FLOWS FROM
INVESTING ACTIVITIES:

  Deferred offering costs     4,057      (4,057)           0

  Net cash provided by
  financing activities        4,057      (4,057)           0

  CASH FLOWS FROM (TO)
  FINANCING ACTIVITIES:
    Proceeds from Issuance of
     common stock                  0      10,500           0

    Net cash flows from (to)
     Financing acitivities         0      10,500           0

  Net increase in cash       (5,387)       5,435           0

CASH, BEGINNING OF THE
PERIOD:                        5,435           0           0

CASH, END OF THE PERIOD     $      48    $ 5,435      $    0

The accompanying notes are an integral part of these financial statements.

                             CENTRAL OIL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Central Oil Corporation, a Colorado Corporation, was incorporated September 8, 1981, for the purpose of gas exploration. From 1981 until 1993, the Company acted as an agent for oil and gas lease holders. Since 1993, the Company has had minimal activities. During this fiscal year, the Company plans to search for and to identify potential oil and gas acquisition candidates.

The Company has elected a calendar year-end and records income and expenses on the accrual method of accounting.

NOTE II -- RELATED PARTY TRANSACTION.

The Company maintains its office in space provided by the Company's secretary-treasurer pursuant to an oral agreement.

NOTE III -- CAPITAL STOCK

On August, 22, 1997, the Company approved a one-for two thousand forward split of its common stock effective August 22, 1997. The total authorized common capital stock of the corporation increased from 5,000 to 100,000,000 shares and from no par value to .0001 par value effective August 22, 1997.