Form 10QSB
period 1999-03-31
CENTRAL OIL CORP
filed 1999-06-22
CIK 1046529

SECURITIES & EXCHANGE COMMISSION
                         Washington, D.C. 20549 FORM

                                    1O-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999.

Or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____________ to ____________

                              Commission File No.

                           CENTRAL OIL CORPORATION.
            (Exact name of Registrant as specified in its charter)

COLORADO                                84-0856436

(State or other                         (IRS Employer File Number)
jurisdiction of
incorporation)

2121 S. ONEIDA, SUITE 332, DENVER, CO 80224
(Address of principal executive offices) (zip code)


                                (303) 759-3053
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of Registrant's common stock, par value $
 .0001 per share, as of May 18, 1999 were 10,021,000 common shares.

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                     CENTRAL OIL CORPORATION






                         FORM 10-QSB QUARTERLY REPORT

                                 MARCH 31,1999






















                           JANET LOSS, C.P.A., P.C.
                          CERTIFIED PUBLIC ACCOUNTANT
                      3525 SOUTH TAMARAC DRIVE, SUITE 120
                            DENVER, COLORADO 80237

                           CENTRAL OIL CORPORATION

                    INDEX TO FORM 10-QSB QUARTERLY REPORT


                              TABLE OF CONTENTS

                        PART I - FINANCIAL STATEMENTS


ITEM                               PAGE

Condensed Balance Sheets as of
March 31, 1999 and December 31, 1998.......................1

Condensed Statements of Operations
for the three months ended
March 31, 1999 and 1998 ............................................2

Statement of Stockholders' Equity (Deficit)
for the three months ended
March 31, 1999 and 1998 ............................................3

Condensed Statements of Cash Flows
for the three months ended
March 31, 1999 ............................................................4

Notes to Condensed Financial Statements ...................  5

Item 2 - Management's Discussion and
  Analysis or Plan of Operation .................................... 6

     Part II - Other Information

Exhibits and Reports on Form 8-K


(A)  Exhibits - None

     (B)  Reports on Form 8-K




                            CENTRAL OIL CORPORATION

                          CONDENSED BALANCE SHEETS

                                   March 31, 1999          December 31,
                                   (UNAUDITED)             1998
         ASSET
CURRENT ASSETS:
Cash in checking                 $        18                $       48

Total Assets                     $        18                $       48

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Current  liabilities           $         0                $        0

STOCKHOLDERS' EQUITY:

Preferred stock, no par
value, 10,000,000 shares
authorized, none issued                    0                         0

Common stock, $.0001 par value,
   100,000,000 shares authorized,
   10,021,000 shares issued and
   outstanding.                        6,002                      6,002

Additional Paid In Capital            10,498                     10,498

Retained Earnings (Deficit)          (16,482)                   (16,452)

Total Stockholders' Equity                18                         48

TOTAL LIABILITIES AND

  STOCKHOLDERS' EQUITY           $        18                 $       48

                 "See notes to condensed financial statements"

                            CENTRAL OIL CORPORATION

               CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                           For the three    For the three
                           months ended    months ended
                         MARCH 31, 1999   March 31, 1998
Sales, net               $              0 $            0


OPERATING EXPENSES:
  Bank charges                         30              2
  Transfer and
  Filing fees                           0            716

TOTAL OPERATING EXPENSES               30            718

NET INCOME (LOSS)          $          (30)       $  (718)

NET INCOME (LOSS) PER
SHARE OF COMMON SHARE      $              *  $         *

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING      $     10,021,000 $   10,021,000

*  Less than $.01 per share.


"See notes to condensed financial statements"


                            CENTRAL OIL CORPORATION

                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   For the three months ended March 31, 1999

                    Common
                    Stock       Common    Additional              Stockholders'
                    Number of   Stock     Paid-In                      Equity
                    SHARES      AMOUNT    CAPITAL    (DEFICIT)         (DEFICIT)
Balance
January 1,1999   10,021,000  $  6,002   $  10,498   (16,452)      $      48

Net (Loss) for three                                    (30)             (30)
Month ended March
31, 1999

Balance          10,021,000  $   6,002  $  10,498  $(16,482)      $      18
March 31, 1999


                 "See notes of condensed financial statements"

                                  CENTRAL OIL CORPORATION

                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                          For the three For the three
                                          Months ended  Months ended
                                          MARCH 31, 1999   MARCH 31, 1998

CASH FLOWS FROM OPERATION
ACTIVITITES:
Net Income (Loss)                         $   (30)      $       (718)

Adjustments to Reconcile
Net loss to net cash used
In operating activities                         0                  0

Net cash provided (Used) by
Operating activities                         (30)               (718)


CASH FLOWS FROM (TO)
FINANCING ACTIVITIES:

Deferred offering costs                         0             (3,444)

Net cash used by
Financing activities                            0             (3,444)
Net decrease in cash                          (30)            (4,162)

   Cash beginning of the
      Period                                   48              5,435


 CASH END OF THE
      PERIOD                              $    18       $      1,273

"See notes to condensed financial statements"

                           CENTRAL OIL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation 5-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. The accompanying statements: should be read in conjunction with the audited financial statements included in the Company's 1998 Annual Report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the Financial statements not misleading, have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full calendar year ended December 31, 1999. The financial statements are presented on the accrual basis.

                 ITEM 2. Management's Discussion and Analysis

                             Results of Operations

     The Company has generated no substantial revenues from its operations in recent years and has been a development stage company since 1993. Since the Company has not generated revenues and has not been in a profitable position, it operates with minimal overhead. The Company's primary activity has been to search for oil and gas leases for its own account and for the account of its clients. No leases or clients have been identified at this time. As of the end of the reporting period, the Company had concluded no acquisitions and had spoken with no potential candidates.

Liquidity and Capital Resources

     As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter. Management feels that the Company has inadequate working capital to pursue any business opportunities other than seeking business opportunities with third parties. The Company will have negligible capital requirements prior to the consummation of any transaction. The Company does not intend to pay dividends in the foreseeable future.

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


                         CENTRAL OIL CORPORATION



Dated: May 18, 1999           By:  /S/ CHARLES L. MATTIS
                              Charles L. Mattis, President and Chief Executive
                              Officer


Dated: May 18, 1999           By:  /S/ STEPHAN R. LEVY
                              Stephan R. Levy, Treasurer,
                              Chief Financial and Accounting Officer