Form 10QSB
period 1999-06-30
CENTRAL OIL CORP
filed 1999-08-23
CIK 1046529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________ to ______________

                         Commission File Number: 0-23123

                             CENTRAL OIL CORPORATION
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

         COLORADO                                               84-0856436
         --------                                               ----------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

              152 WEST 57TH STREET, 40TH FLOOR, NEW YORK, NY 10019
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 765-2915
                                 --------------
                           (Issuer's telephone number)

                   2121 S. ONEIDA, SUITE 332, DENVER, CO 80224
                   -------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

The number of shares outstanding of the Issuer's common stock as of August 19, 1999 was 12,071,000.

                             CENTRAL OIL CORPORATION

                                      INDEX

                                                                           PAGE
PART I - FINANCIAL INFORMATION                                              NO.
------------------------------
Item 1.           Financial Statements                                       1

Balance Sheet as of June 30, 1999 (unaudited)                                1

Statement of Operations for the six months ended June 30, 1999
(unaudited)                                                                  2

Statement of Stockholders Equity for the six months ended
June 30, 1999 (unaudited)                                                    3

Statement of Cash Flows for the six months ended June 30, 1999
(unaudited)                                                                  4

Notes to Financial Statements                                                5

Item 2.           Management's Discussion and Analysis of Financial
                  Condition or Plan of Operations                            7

PART II - OTHER INFORMATION
---------------------------
Item 1.           Legal Proceedings                                          9

Item 2.           Changes in Securities                                      10

Item 3.           Defaults Upon Senior Securities                            10

Item 4.           Submission of Matters to a Vote of Security Holders        10

Item 5.           Other Information                                          11

Item 6.           Exhibits and Reports on Forms 8-K                          11

SIGNATURES                                                                   12
----------

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                             CENTRAL OIL CORPORATION

                  BALANCE SHEET AS OF JUNE 30, 1999 [UNAUDITED]

                                     ASSETS
                                     ------
CURRENT ASSETS
   Cash                                                               $       1,752,088
   Stock subscriptions receivable                                               199,272
   Other assets                                                                  25,000
                                                                        ---------------
Total current assets                                                          1,976,360
                                                                        ---------------
OTHER ASSETS
   Investments - cost                                                         2,250,000
                                                                        ---------------
Total other assets                                                            2,250,000
                                                                        ---------------

              TOTAL ASSETS                                            $       4,226,360
                                                                        ===============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
   Accounts payable                                                   $          19,112
   Accrued expenses and other liabilities                                        29,588
   Investment subscriptions payable                                             750,000
                                                                        ---------------
Total current liabilities                                                       798,700
                                                                        ---------------
COMMITMENT AND CONTINGENCIES                                                         --
                                                                        ---------------
STOCKHOLDERS' EQUITY
   Preferred stock--$0.0001 par value; 5,000 shares designated;
     No shares issued and outstanding                                                 0
     Preferred stock subscription                                             3,473,691
   Common stock--$0.0001 par value; 20,000,000 shares authorized
     12,071,000 shares issued and outstanding                                     1,207
   Capital in excess of par value                                                29,144
   Accumulated deficit                                                          (76,382)
                                                                        ---------------
Total stockholders' equity                                                    3,427,660
                                                                        ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $       4,226,360
                                                                        ===============

See Accompanying Notes to Consolidated Financial Statements.

                             CENTRAL OIL CORPORATION

                             STATEMENT OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1999 [UNAUDITED]

INCOME
Revenue                                                 $            --
                                                         --------------

COSTS AND EXPENSES
General and administrative                                       59,930
                                                         --------------
Loss before income taxes                                        (59,930)

Income tax benefit                                                   --
                                                         --------------
Net loss                                                $       (59,930)
                                                         ==============
BASIC AND DILUTED LOSS PER SHARE                        $         (0.01)
                                                         ==============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                10,474,039
                                                         ==============

Prior to May 21,1999, the Company was in the development stage and prior year operations are not meaningful.

See Accompanying Notes to Consolidated Financial Statements.

                             CENTRAL OIL CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE SIX MONTHS ENDED JUNE 30, 1999 [UNAUDITED]

                                                                  SUBSCRIPTIONS &
                                                                    CAPITAL IN                              TOTAL
                                             COMMON STOCK            EXCESS OF       ACCUMULATED        STOCKHOLDERS'
                                         SHARES        AMOUNT        PAR VALUE         DEFICIT             EQUITY
                                         ------        ------        ---------         -------             ------
BALANCE - DECEMBER 31,
 1998                                  10,021,000  $     1,002     $      15,498    $   (16,452)   $             48

Common Stock Issued                     2,050,000          205            13,646             --              13,851

Preferred Stock Subscriptions                                          3,473,691                          3,473,691

Net Loss for the
   six months ended
   June 30, 1999                              ---           --                --        (59,930)            (59,930)
                                    -------------    ---------       -----------      ---------      --------------
BALANCE - JUNE 30
     1999                              12,071,000  $     1,207     $   3,502,835    $   (76,382)   $      3,427,660
                                    =============    =========       ===========      =========      ==============

See Accompanying Notes to Consolidated Financial Statements.

                             CENTRAL OIL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THREE MONTHS ENDED JUNE 30, 1999 [UNAUDITED]


CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                     $         (59,930)
                                                                    ----------------
     Change in Assets and Liabilities:
       [Increase] decrease in:
         Preferred stock subscriptions receivable                          (196,463)
         Common stock subscriptions receivable                               (2,809)
         Other current assets                                               (25,000)
       Increase [decrease] in:
         Accounts payable                                                    19,112
         Accrued expenses                                                    29,588
         Investment subscriptions                                           750,000
                                                                    ---------------
     Total adjustments                                                      574,428
                                                                    ---------------
Net cash - operating activities                                             514,498
                                                                    ---------------

INVESTING ACTIVITIES
         Payments for investments                                        (2,250,000)

FINANCING ACTIVITIES
         Common stock issued                                                 13,851
         Preferred stock subscriptions                                    3,473,691
Net cash - financing activities                                           3,487,542

NET INCREASE IN CASH                                                      1,752,040
CASH AT BEGINNING OF PERIOD                                                      48
                                                                    ---------------
CASH AT END OF PERIOD                                             $       1,752,088
                                                                    ===============

See Accompanying Notes to Consolidated Financial Statements.

                             CENTRAL OIL CORPORATION

                    NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

NOTE A - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 1998 Annual Report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Operating results for the six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the full calendar year ended December 31, 1999. The financial statements are presented on the accrual basis.

NOTE B - ORGANIZATION AND BUSINESS

Prior to May 20, 1999, the Company was in the development stage. Prior period information is therefore not meaningful.

On May 20, 1999, a change of control of the Company occurred. Charles L. Mattis, President, a director and the holder of approximately 8,000,000 shares of the Company's common stock sold 7,700,000 shares of Common Stock. Pursuant to the Mattis Agreement, Andreas Typaldos was appointed interim Chairman of the Board and Chief Executive Officer. In addition, all of the current officers and directors of the Company tendered their resignations to the Company. In connection with the change in control, Mr. Typaldos appointed new management.

NOTE C - INVESTMENTS

The Company has invested or subscribed to invest in six entities since the change in management on May 20, 1999. The investments are described below.

         INVESTMENT #1 - Effective May 24, 1999, the Company acquired 15,384.6 common units of CarePackages.com LLC for $100,000. The Company subsequently acquired an additional 15,584.6 common units for $100,000.
         INVESTMENT #2 - Effective May 24, 1999, the Company acquired 20,000 shares of common stock of Microcast Incorporated for $200,000.
         INVESTMENT #3 - On June 3, 1999, the Company acquired 71,428 common units of Perform.com, LLC for $250,000.
         INVESTMENT #4 - Effective May 24, 1999, the Company acquired 700,000 common units of Enikia, LLC for $700,000.

         INVESTMENT #5 -- Effective May 24, 1999, the Company acquired 245,545 Class A Convertible Preferred Membership Units of FreeRide Media, L.L.C. for $700,000.
         INVESTMENT #6 - In July, 1999, the Company acquired convertible promissory notes of CreditLand.com, Inc. for $200,000.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         In addition to historical information, this Report contains forward-looking statements regarding Central Oil Corporation, a Colorado corporation (the "Company"), which represents the Company's expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition, business strategies and other information. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate" or "continue", or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. The statements by their nature involve substantial risk and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those described in this Report and the Company's other filings with the Securities and Exchange Commission (the "SEC").

PLAN OF OPERATION

         The Company generated no revenues from its operations in recent years as it was a development stage company from 1993 through May 20, 1999. A change in control of the Company occurred on May 20, 1999. On May 20, 1999, Charles L. Mattis, President, a director and the holder of approximately 8,000,000 shares of the Company's common stock sold 7,700,000 shares of Common Stock. Simultaneously, Andreas Typaldos was appointed interim Chairman of the Board and Chief Executive Officer of the Company. In addition, all of the current directors and officers of the Company tendered their resignations to the Company. Upon ten days from the date the Company filed with the SEC and mailed to its Stockholders of record an Information Statement required by Section 14(f) of the Securities Exchange Act of 1934 (the "Exchange Act"), new officers and directors of the Company took office.

         This change in control was the first step in a change in the business focus of the Company. The Company plans to provide services and capital to young and promising Internet companies and to take both majority and minority equity positions in consideration for such services and capital, and to also develop various Internet business activities of its own. The Company believes that it can develop such Internet business activities, including e*commerce and content portals, either through acquisitions of majority owned subsidiaries or through internal development.

         The Company also effected a private financing of Series A Convertible Preferred Stock to "accredited investors" pursuant to Regulation D promulgated under the Securities Act of 1933, as amended, which resulted in gross proceeds to the Company of approximately $3,500,000. To date, of this amount, the Company has used $2,250,000 to purchase equity positions in a number of Internet private companies. In addition, management of the Company has been evaluating a number of Internet entities for potential acquisition as well as opportunities for obtaining controlling equity positions of

Internet companies. However, to date, the Company has not entered into any agreements or letters of intent for the acquisition of such operating entities.

         The Company does not intend to engage primarily in the business of investing, reinvesting or trading in securities so as to be an investment company required to register as such under the Investment Company Act of 1940. Nevertheless, the Company may be required to register as an investment company as a consequence of investments that it has made subsequent to its change of control to the extent that it presently holds "investment securities" (as defined by the Investment Company Act) which constitute more than 40% of the value of the Company's assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, unless the Company restructures or reduces its holdings of investment securities within a reasonable period of time. Although it is the intention of the Company to take the actions necessary to avoid investment company status, no assurance can be given that the Company will be able to take such actions. The Investment Company Act of 1940 imposes a comprehensive scheme of regulation which would require a substantial restructuring of the operations of the Company to permit the Company to comply with applicable regulations. Applicable regulations may also operate to impose significant restrictions on the permissible activities and transactions of the Company. If the Company cannot restructure its operations or reduce its holdings of investment securities to avoid the need for investment company registration, the Board of Directors will consider taking such actions as may be necessary or appropriate under the circumstances.

RESULTS OF OPERATIONS

         In light of the change in control of the Company and change in the Company's business focus, which was effective in June 1999, an analysis of the Company's results of operations for the six months ended June 30, 1999 compared to June 30, 1998 is not indicative of the results of operations in future periods.

         For the six months ended June 30, 1999, the Company had no revenue. For the six months ended June 30, 1998, the Company also had no revenues. Management expects to generate revenues with the implementation and development of its new business plan.

         General and administrative expenses increased significantly from $944 for the six months ended June 30, 1998 to $59,930 for the six months ended June 30, 1999. This significant increase in expenses results from the start up of the Company's new business plan.

         The Company experienced a net loss of $59,930 for the six months ended June 30, 1999 as compared to a net loss of $944 for the six months ended June 30, 1998. The significant increase in losses results from the Company incurring additional expenses in connection with the implementation of its business plan. Management expects these losses to continue and possibly increase until the Company is able to successfully implement its business plan.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999, the Company had working capital of $1,177,660. Working capital reflects money received in connection with the private financing but not yet utilized. Management intends to utilize these funds to acquire additional equity positions in Internet companies and to develop its business plan. Management believes that sufficient funds exist to cover the Company's current working capital needs. However, management intends to raise additional monies in order to enable it to continue to develop its business plan.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

         The Company has been included as a defendant in a lawsuit filed in federal court in New Jersey by two individuals who, pursuant to a merger agreement, sold their stock in a company named Conversion Services International, Inc. ("CSI") to Elligent Consulting Group, Inc. ("Elligent"), a company for which Andreas Typaldos acts as Chairman, CEO and President. The plaintiffs have added to their original complaint charges purportedly brought derivatively on behalf of Elligent. Those added claims are to the effect that Typaldos and another Elligent Board member diverted business opportunities of Elligent, namely the strategy and opportunity of offering technology and consulting services to, and investing in, early stage Internet companies. The Company is alleged to have been unjustly enriched by being the recipient of those purported opportunities. The Company believes that the claim made against it is without merit and intends to vigorously defend itself.

ITEM 2.  CHANGES IN SECURITIES.

         On May 25, 1999, the Company amended its Articles of Incorporation, as amended, to designate 5,000 shares of Preferred Stock as Series A Convertible Preferred Stock, $.0001 par value per share ("Series A Stock"). The holders of Series A Stock are entitled to a 3% dividend when, if and as declared by the Board of Directors. The holders of Series A Stock are entitled to convert their shares into shares of the Company's Common Stock. Each share of Series A Stock shall convert into that number of shares of Common Stock equal to $1,000 divided by the lesser of (i) 65% of the average market price of the Common Stock for the five trading days immediately prior to the conversion date or (ii) $7.00, subject to adjustment. The holders of Series A Stock are entitled to a liquidation preference of $1,000 per share, plus a sum equal to all unpaid dividends.

         During the six months ended June 30, 1999, the Company issued 2,050,000 shares of Common Stock to various individuals and entities for $.0067567 per share or $13,851 in the aggregate. These shares were issued in private transactions exempt from registration under the Securities Act. The proceeds of these sales were applied to working capital. No underwriting discounts or commissions were paid in connection with these transactions.

         In addition, through June 30, 1999, the Company had received subscriptions for approximately 3,500 shares of Series A Stock to various accredited investors for $1,000 per share or approximately $3,500,000 in the aggregate. The shares of Series A Stock are convertible into shares of the Company's Common Stock pursuant to the terms described above. These shares were issued in private transactions pursuant to the private offering exemption described in Rule 506 of Regulation D of the Securities Act. Of the proceeds of this offering, $2,250,000 was used to purchase equity positions in early stage Internet and other technology private companies. No underwriting discounts or commissions were paid in connection with these transactions.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On June 4, 1999, the Company filed with the SEC and mailed to its stockholders of record an Information Statement pursuant to the requirements of
Section 14(f) of the Exchange Act and Rule 14f-1 promulgated thereunder in order to effect, other than by a meeting of the stockholders, the change in control of the Company's Board of Directors. Stockholder approval of the change in control was not required under Colorado law. However, the Company was required by the federal securities laws to file with the SEC and distribute to its stockholders the Information Statement.

ITEM 5.           OTHER INFORMATION.

         None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         a)       Exhibits

                  Exhibit 27 - Financial Data Schedule (SEC use only)

         b)       Reports on Form 8-K

                  Form 8-K dated May 20, 1999 and filed with the SEC on June 4, 1999 regarding a change in control of the Company and other events.

                  Form 8-K dated July 12, 1999 and filed with the SEC on July 21, 1999 regarding a change in the accountants of the Company.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CENTRAL OIL CORPORATION

                                  By: /s/ Andreas Typaldos
                                     ----------------------------------------
                                      Andreas Typaldos
                                      Chairman of the Board and Chief
                                      Executive Officer

                                  EXHIBIT INDEX

EXHIBIT                           DESCRIPTION
-------                           -----------
  27                              Financial Data Schedule