Form 10QSB
period 1999-09-30
NETGAIN DEVELOPMENT INC
filed 1999-11-15
CIK 1046529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended SEPTEMBER 30, 1999    Commission File Number: 0-23123

                            NETGAIN DEVELOPMENT, INC.
        (Exact name of small business issuer as specified in its charter)

         COLORADO                                           84-0856436
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

                        152 WEST 57TH STREET, 40TH FLOOR
                               NEW YORK, NY 10019
                    (Address of principal executive offices)

The registrant's current telephone number, including area code: (212) 765-2915

                             CENTRAL OIL CORPORATION
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   [Item - 1]   Yes [X]    No [ ]          [Item - 2]   Yes [X]   No [ ]

Indicate the number of shares outstanding of each class of the Registrant's Common Stock.

The Registrant has only one class of Common Stock outstanding. As of October 31, 1999, there were 15,221,000 shares of the Registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes [ ]   No [X]

                            NETGAIN DEVELOPMENT, INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Balance Sheet as of September 30, 1999 (unaudited)

                  Statement of Operations for the nine months ended September 30, 1999 (unaudited)

                  Statement of Stockholders' Equity for the nine months ended September 30, 1999 (unaudited)

                  Statement of Cash Flows for the nine months ended September 30, 1999 (unaudited)

                  Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

Item 2.           Changes in Securities

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Forms 8-K

SIGNATURES

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

NETGAIN DEVELOPMENT, INC.

BALANCE SHEET AS OF SEPTEMBER 30, 1999 [UNAUDITED]

ASSETS
CURRENT ASSETS:
   Cash                                                                         $         886,508
   Stock subscriptions receivable                                                         276,465
   Deferred taxes receivable                                                               96,800
   Other assets                                                                            61,667
                                                                                -----------------

   TOTAL CURRENT ASSETS                                                                 1,321,440
                                                                                -----------------

OTHER ASSETS:
   Investments in partner companies - cost                                              2,250,000
                                                                                -----------------
   Total other assets                                                                   2,250,000
                                                                                -----------------

         TOTAL ASSETS                                                           $       3,571,440
                                                                                =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                             $           8,367
   Accrued expenses and other liabilities                                                 140,638
                                                                                -----------------

   TOTAL CURRENT LIABILITIES                                                              149,005
                                                                                =================

COMMITMENT AND CONTINGENCIES:                                                                  --
                                                                                -----------------

STOCKHOLDERS' EQUITY:

   Preferred stock--$0.0001 par value; 5,000 shares designated;
     No shares issued and outstanding                                                           0
     Preferred stock subscription                                                       3,552,248
   Common stock--$0.0001 par value; 20,000,000 shares authorized
     12,971,000 shares issued and outstanding                                               1,297
   Capital in excess of par value                                                          35,135
   Unearned compensation                                                                   (4,560)
   Accumulated deficit                                                                   (161,685)
                                                                                ------------------

   TOTAL STOCKHOLDERS' EQUITY                                                           3,422,435
                                                                                -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $       3,571,440
                                                                                =================

See Accompanying Notes to Consolidated Financial Statements.

NETGAIN DEVELOPMENT, INC.

STATEMENT OF OPERATIONS

                                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                       SEPTEMBER 30, 1999            SEPTEMBER 30, 1999
                                                                          [UNAUDITED]                   [UNAUDITED]
INCOME
Revenue                                                                $              --           $               --
                                                                         ---------------             ----------------

COSTS AND EXPENSES
General and administrative                                                       180,698                      242,033
                                                                         ---------------             ----------------

Loss before income taxes                                                        (180,698)                    (242,033)
Income tax benefit                                                               (96,800)                     (96,800)
                                                                         ----------------            -----------------

Net loss                                                               $         (83,898)          $         (145,233)
                                                                         ===============             ================

BASIC AND DILUTED LOSS PER SHARE                                       $          (0.01)           $            (0.01)
                                                                         ===============             =================


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                 12,971,000                   11,458,179
                                                                         ===============             ================

Prior to May 21,1999, the Company was in the development stage and prior year operations are not meaningful.

See Accompanying Notes to Consolidated Financial Statements.

NETGAIN DEVELOPMENT, INC.

STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 [UNAUDITED]

                                                        SUBSCRIPTIONS &
                                   COMMON STOCK          CAPITAL IN                                        TOTAL
                                -------------------       EXCESS OF       UNEARNED       ACCUMULATED    STOCKHOLDERS'
                                SHARES       AMOUNT       PAR VALUE     COMPENSATION       DEFICIT         EQUITY
                                ------       ------       ---------     -------------      -------         ------

BALANCE - DECEMBER 31,
1998                           10,021,000     $1,002     $   15,498     $     --         $ (16,452)     $       48

Common Stock Issued             2,050,000        205         13,646           --                --          13,851

Preferred Stock Subscriptions          --         --      3,552,248           --                --       3,552,248

Common Stock Issued
   on May 21, 1999 in
   payment for services           900,000         90          5,991       (6,081)               --              --

Amortization of Unearned
   Compensation                        --         --             --        1,521                --           1,521

Net Loss for the
   Nine months ended
   September 30, 1999                  --         --             --           --          (145,233)       (145,233)
                              -----------     ------     ----------     --------         ---------      ----------

BALANCE - SEPTEMBER 30,
1999                           12,971,000     $1,297     $3,587,383     $ (4,560)        $(161,685)     $3,422,435
                              ===========     ======     ==========     ========         =========      ==========

See Accompanying Notes to Consolidated Financial Statements.

NETGAIN DEVELOPMENT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR NINE MONTHS ENDED SEPTEMBER 30, 1999 [UNAUDITED]

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                         $  (145,233)
                                                      -----------

     Change in Assets and Liabilities:
       [Increase] decrease in:
         Preferred stock subscriptions receivable        (275,020)
         Common stock subscriptions receivable             (1,445)
         Deferred taxes receivable                        (96,800)
         Other current assets                             (61,667)
         Non-cash consideration for services                1,521
       Increase [decrease] in:
         Accounts payable                                   8,367
         Accrued expenses                                 140,638
                                                      -----------
     Total adjustments                                   (284,406)
                                                      -----------

NET CASH - OPERATING ACTIVITIES                          (429,639)
                                                      ===========

INVESTING ACTIVITIES
         Payments for investments                      (2,250,000)
                                                      -----------

FINANCING ACTIVITIES
         Common stock issued                               13,851
         Preferred stock subscriptions                  3,552,248
                                                      ===========
NET CASH - FINANCING ACTIVITIES                         3,566,099

NET INCREASE IN CASH                                      886,460
CASH AT BEGINNING OF PERIOD                                    48
                                                      -----------
CASH AT END OF PERIOD                                 $   886,508
                                                      ===========

Prior to May 21,1999, the Company was in the development stage and prior year operations are not meaningful.

See Accompanying Notes to Consolidated Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
On May 21, 1999, coincident with the reorganization of the Company, the Company issued 900,000 shares of Common Stock to certain directors, officers and employees as compensation for services to be rendered during the next twelve month period. The value associated with the issuance of these shares was $6,081.

NETGAIN DEVELOPMENT, INC.
NOTES TO FINANCIAL STATEMENTS [UNAUDITED]

[1] BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 1998 Annual Report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Operating results for the nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the full calendar year ended December 31, 1999. The financial statements are presented on the accrual basis.

[2] ORGANIZATION AND BUSINESS

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

[3] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[A] USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[B] CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers, based upon factors surrounding their credit risk, establishes an allowance for uncollectible accounts, and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company places its cash with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. The Company had $775,204 as of September 30, 1999, with financial institutions subject to credit risk beyond the insured amount. The Company has not experienced any losses in such accounts. The Company does not require collateral or other security to support financial instruments subject to credit risk.

NETGAIN DEVELOPMENT, INC.
NOTES TO FINANCIAL STATEMENTS, SHEET #2 [UNAUDITED]

[3] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

[C] [INCOME TAXES - Income taxes are provided based upon the provisions of Statement of Financial Accounting Standards ["SFAS"] No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

[D] CASH AND CASH EQUIVALENTS - The Company considers certain highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company has no cash equivalents at September 30, 1999.

[E] BASIC AND DILUTED LOSS PER COMMON SHARE - The Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings Per Share". Under SFAS 128, loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. In the Company's present position, diluted loss per share is the same as basic loss per share. There are currently no securities that could potentially dilute EPS in the future.

[4] ACQUISITIONS  AND INVESTMENTS

The Company acquired interests in six entities since the change in management on May 20, 1999. The investments are described below.

       Effective May 24, 1999, the Company acquired 15,384.6 shares common units of CarePackages.com LLC for $100,000. The Company subsequently acquired an additional 15,384.6 common units for $100,000.

       Effective May 24, 1999, the Company acquired 20,000 shares of common stock of Microcast Incorporated for $200,000. As a result of a subsequent 6-for-1 stock split, the Company currently owns 120,000 shares.

       On September 3, 1999, the Company acquired 71,428 common units of Perform.com, LLC for $250,000.

       Effective May 24, 1999, the Company acquired 700,000 common units of Enikia, LLC for $700,000.

       Effective May 24, 1999, the Company acquired 245,545 Class A Convertible Preferred Membership Units of FreeRide Media, L.L.C. for $700,000.

       In July 1999, the Company acquired convertible promissory notes of CreditLand.com, Inc. for $200,000.

NETGAIN DEVELOPMENT, INC.
NOTES TO FINANCIAL STATEMENTS, SHEET #3 [UNAUDITED]

[5] SUBSEQUENT EVENTS

On October 1, 1999, the Company invested $120,000 in a company called Solutions Media, d/b/a Spinrecords.com.

On October 1, 1999, the Company invested $100,000 in a company called Orbit Networks.

On October 25, 1999, the Company received $4,025,000, from Netbreeders.com LLC, a New York limited liability company, in exchange for 2,250,000 shares of common stock. As part of this transaction, the Company also entered into a consulting agreement with netbreeders.com ("Consultant") pursuant to which the Consultant will provide strategic services to the Company and/or its partner companies in consideration for receiving warrants to purchase 750,000 shares of Common Stock at an exercise price of $2.00 per share.

On October 28, 1999, the Company invested $50,000 in Collegiate 101.

On November 5, 1999, the Company purchased 25 Units of Fusion Networks, Inc., a Delaware Corporation, in exchange for $1,500,000.

On November 12, 1999, the Company entered into agreements with several outside entities and individuals to sell approximately 1.8 million shares of common stock for a purchase price of approximately $5.4 million.

PART I.           FINANCIAL INFORMATION

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         In addition to historical information, this Report contains forward-looking statements regarding NetGain Development, Inc., a Colorado corporation (the "Company"), which represents the Company's expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition, business strategies and other information. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue," or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. The statements by their nature involve substantial risk and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those described in this Report and the Company's other filings with the Securities and Exchange Commission (the "SEC").

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

         The Company also effected a private financing of Series A Convertible Preferred Stock to "accredited investors" pursuant to Regulation D promulgated under the Securities Act of 1933, as amended, which resulted in gross proceeds to the Company of approximately $3,550,000. As of September 30, 1999, the Company has used $2,250,000 of these proceeds to purchase equity positions in a number of Internet private companies. In addition, management of the Company has been evaluating a number of Internet entities for potential acquisition as well as opportunities for obtaining controlling equity positions of Internet companies. However, to date, the Company has not entered into any agreements or letters of intent for the acquisition of such operating entities.

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

RESULTS OF OPERATIONS

         In light of the change in control of the Company and change in the Company's business focus, which was effective in June 1999, an analysis of the Company's results of operations for the nine months ended September 30, 1999, compared to September 30, 1998, is not indicative of the results of operations in future periods.

         For the nine months ended September 30, 1999, the Company had no revenue. For the nine months ended September 30, 1998, the Company also had no revenues. Management expects to generate revenues with the implementation and development of its new business plan.

         General and administrative expenses were $242,033 for the nine months ended September 30, 1999. During the comparable period in 1998, these expenses were not meaningful. The significant increase in expenses results from the start up of the Company's new business plan.

         The Company experienced a net loss of $145,233 for the nine months ended September 30, 1999, versus a negligible loss in the comparable 1998 period. The significant increase in losses results from the Company incurring additional expenses in connection with the implementation of its business plan. Management expects these losses to continue and possibly increase until the Company is able to successfully implement its business plan.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, the Company had working capital of approximately $1,181,000. Working capital reflects money received in connection with the private financing but not yet utilized. Management intends to utilize these funds to acquire additional equity positions in Internet companies and to develop its business plan. Management believes that sufficient funds exist to cover the Company's current working capital needs. However, management intends to raise additional monies in order to enable it to continue to develop its business plan.

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

         On May 21, 1999, the Company issued 2,050,000 shares of Common Stock to various individuals and entities for $.0067567 per share or $13,851 in the aggregate. These shares were issued in private transactions exempt from registration under the Securities Act. The proceeds of these sales were applied to working capital. No underwriting discounts or commissions were paid in connection with these transactions.

         In addition, through September 30, 1999, the Company had received subscriptions for approximately 3,500 shares of Series A Stock to various accredited investors for $1,000 per share or approximately $3,550,000 in the aggregate. The shares of Series A Stock are convertible into shares of the Company's Common Stock pursuant to the terms described above. These shares were issued in private transactions pursuant to the private offering exemption described in Rule 506 of Regulation D of the Securities Act. Of the proceeds of this offering, $2,250,000 was used to purchase equity positions in early stage Internet and other technology private companies. No underwriting discounts or commissions were paid in connection with these transactions.

         On May 21, 1999, coincident with the reorganization of the Company, the Company issued 900,000 shares of Common Stock to certain directors, officers and employees as compensation for services to be rendered during the next twelve month period. The value associated with the issuance of these shares was $6,081.

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

                                            NETGAIN DEVELOPMENT, INC.

Dated: November 15, 1999                    By:   /S/ ANDREAS TYPALDOS
                                               --------------------------------
                                            Andreas Typaldos
                                            Chairman of the Board and
                                            Chief Executive Officer

                                 EXHIBIT INDEX


EXHIBIT        DESCRIPTION
-------        -----------

  27           Financial Data Schedule