Form 10KSB
period 1999-12-31
NETGAIN DEVELOPMENT INC
filed 2000-04-14
CIK 1046529

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

  [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 1999 or
  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ____________ to _____________

                         Commission file number: 0-23123
                                                 -------

                            NetGain Development, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                 Colorado                              84-0856436
---------------------------------------   --------------------------------------
  (State or other jurisdiction of                     (IRS Employer
    incorporation or organization)                  Identification No.)

 152 West 57th Street, 40th Floor, New York, NY              10019
 ----------------------------------------------            ----------
   (Address of principal executive offices)                (Zip code)

                                  (212)765-2914
                              ---------------------
                (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:


                    Common stock, $.0001 par value per share
            ---------------------------------------------------------
                                (Title of class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to filed such reports); and (2) has been subject to such filing requirements for the past 90 days.

         Yes      X                                  No
              -------------                             --------------

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $0.

         The aggregate market value of the issuer's Common Stock, $.0001 par value, held by non-affiliates on April 11, 2000, was approximately $74,114,700.

         As of April 11, 2000, there were 18,424,318 shares of the issuer's Common Stock, $.0001 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                           TABLE OF CONTENTS

                                                  PART I
Item 1.  Description of Business.................................................................................1

Item 2.  Description of Property................................................................................12

Item 3.  Legal Proceedings......................................................................................12

Item 4.  Submission of Matters to a Vote of Security Holders....................................................12

                                                 PART II

Item 5.  Market for Common Equity and Related Stockholder Matters...............................................13

Item 6.  Management's Discussion and Analysis or Plan of Operation..............................................14

Item 7.  Financial Statements...................................................................................16

Item 8.  Changes in and Disagreements with Accounts on Accounting and Financial Disclosure......................17


                                                 PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.......................................................................................18

Item 10. Executive Compensation.................................................................................19

Item 11. Security Ownership of Certain Beneficial Owners and Management.........................................20

Item 12. Certain Relationships and Related Transactions.........................................................20

Item 13. Exhibits and Report on Form 8-K........................................................................21

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

FORWARD-LOOKING STATEMENTS

         In addition to historical information, this report contains forward-looking statements regarding the company, which represent our expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition, business strategies and other information. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," believe," "anticipate," "intend," "could," "estimate" or "continue", or the negative or other variations therefor or comparable terminology are intended to identify forward-looking statements. The statements by their nature involve substantial risk and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, such as the limitations imposed by regulation under the Investment Company Act of 1940 if it becomes necessary for the company to register under that act as an investment company, inability to raise capital in the future, lack of opportunities to make additional investments, as well as other factors described in this report and in our other filings with the Securities and Exchange Commission (the "SEC").

GENERAL

         NetGain Development, Inc. was originally incorporated in the State of Colorado in September 1981 under the name Central Oil Corporation and acted as an agent and broker for oil and gas lease holders. From 1993 until 1999, the company was a development stage company. In May 1999, we changed our name to NetGain Development, Inc. and began to implement a business strategy of becoming a technology and Internet company.

         Our corporate objective is to become a major technology and Internet company, by

         (i) identifying companies that have the potential to become industry leaders,
         (ii) engaging in technology and Internet businesses through operating subsidiaries or companies in which we have control positions,
         (iii) taking, to a limited extent, minority positions in companies that we believe represent the next generation of Internet or technology companies and that can facilitate the objectives of our operating companies through synergistic relationships,
         (iv) acting as an incubator providing consulting services to start up and early stage Internet companies, and
         (v) integrating all of these "partner companies" into a collaborative network that leverages its collective knowledge and resources.

         Since May 1999, we have acquired two businesses operating in the e-commerce industry. In addition, we have taken minority positions in several Internet and technology companies that management believes represent the next generation of Internet and technology companies and provide a synergistic platform to facilitate the sales and business development of our operating companies. We have co-invested in these companies with well-known financial and industry partners such as Odeon Partners, Goldman Sachs & Co., Hambrecht & Quist and Fleet Equity Partners.

INDUSTRY OVERVIEW

         GROWTH OF THE INTERNET

         Advances in technology and functionality have led to the widespread acceptance of the Internet as a new global medium that allows people to share information and conduct commerce. People and businesses are increasingly relying on the Internet to access and share information as well as to purchase and sell products and services. The number of Internet users has grown dramatically. In 1995, International Data Corporation ("IDC"), an independent research firm, noted that there were 19 million Internet users and predicted a new economy built on a base of over 1 billion people connected to the Internet by 2005. Today, IDC reports, that there are over 200 million people online - the "new economy" predicted by IDC and others has become a reality. A rapidly growing number of businesses use the Internet to market and sell their products and streamline business operations. Increasing numbers of individuals are using the Internet to communicate, participate in discussion forums, and obtain information about and even purchase goods and services.

         GROWTH OF TECHNOLOGY COMPANIES

         The Internet has created a new paradigm for conducting business in the digital age, creating new forms of commerce, communicating with prospects, customers and business partners and for distributing products and services to consumers. The growth in the use of the Internet has led to the creation of numerous start-up companies seeking to take advantage of the opportunities created by the Internet. These new companies generally employ an Internet-focused business model or provide solutions that enable faster or more efficient use of the Internet, and are characterized by their focus on high-growth market segments.

STRATEGY

         With the explosion of the Internet, significant opportunities have arisen in the technology and Internet industries. However, there are also risks associated with developing and/or investing in these private, start up or early stage technology or Internet companies. NetGain's business focus shifted in order to participate in the rapid growth being experienced in the Internet and technology industries while at the same time attempting to diversify the risk among several Internet and technology companies with different business strategies and at various stages of development. The experience of our Board members in the Internet, technology, computer and financial industries enhances management's ability to identify start up or early stage technology or Internet companies with a potential for future growth and either acquire those companies or develop a form of strategic alliance.

         Management intends to use these advantages to (i) develop a network of operating subsidiaries and partner companies, in the technology and Internet industries, (ii) assist these companies in their growth and development by, among other things, promoting opportunities for synergistic business relationships among these partner companies, and (iii) build successful technology companies, to increase shareholder value.

         Our operating strategy is to integrate our partner companies into a collaborative network that leverages our collective knowledge and resources. Acting as a long-term partner, we intend to use these collective resources to actively develop the business strategies, operations and management teams of our partner companies. Our resources include the experience and industry relationships of our Board members and the management of our partner companies. Currently, our Board members consist of individuals with executive-level experience in general management, sales and marketing and information technology at such leading companies as Elligent Consulting Group, Inc., Computron Software, Inc., Mastech Corp., Level 8 Systems, Merant Plc, Sapiens International Plc and Deutsche Bank. We are, however, a start-up company, and there are no assurances that we will successfully implement our strategy.

         Our strategy is to:

         o create or identify companies with the potential to become industry leaders,

         o engage in technology and Internet business through operating subsidiaries or companies in which we have control positions that can facilitate the objectives of our operating companies through synergistic relationships,

         o take, to a limited extent, minority positions in companies that we believe represent the next generation of Internet or technology companies and that can facilitate the objectives of our operating companies through synergistic relationships,

         o act as an incubator providing consulting services to start-up and early stage Internet and technology companies, and

         o integrate all of these "partner companies" into a collaborative network leveraging the collective knowledge and resources.

         In implementing our strategy, we will leverage the collective knowledge and experience of our partner companies, strategic investors and our Board of Directors. Our Board consists of three experienced executives from various backgrounds who will provide our network with strategic guidance, sales, marketing and information technology expertise and industry contacts. Ideally, we would like to own 25% or more of our partner companies, with management and other shareholders owning the remaining interests, but management believes that we can have significant influence with lower ownership levels and we may take non-control positions in a limited number of companies.

        CREATE OR IDENTIFY COMPANIES WITH THE POTENTIAL TO BECOME MARKET LEADERS

         We believe our expertise with technology companies allows us to build or identify companies that are positioned to succeed. When we evaluate whether to enter a particular market, we weigh the following industry and partner company factors:

         Industry Criteria
         -----------------

         o Inefficiency - We consider whether the industry suffers from inefficiencies that may be alleviated through better technology.

        o Competition - We evaluate the amount of competition that a potential partner company faces from other technology companies, e-commerce and traditional businesses.

        o Market Potential - We consider the size and potential of the market.

         Partner Company Criteria
         ------------------------

        o Industry Leader - We will partner with a company only if we believe that the potential partner has the technology, products and skills to become a leader in an industry.

        o Management Quality - We will assess the overall quality and industry expertise of a potential partner company's management.

        o Significant Ownership - We will consider whether we will be able to obtain a significant position in the company or exert influence over the company and play a role in planning and directing its business activities.

        o Network Synergy - We will consider the degree to which a potential partner company may contribute to our network, and benefit from our network and operational resources.

         ACQUIRE PARTNER COMPANIES

         After we have identified an attractive potential partner company, we will determine whether we are best suited to acquire the partner company, to provide management and or other consulting services, or to take a minority position in the company. During management's negotiations with potential partner companies, we emphasize the value of our collaborative network, which we believe gives us a competitive advantage over other acquirors in successfully consummating transactions. Our partner companies, strategic investors and Board members assist in these discussions and assist in other stages of the acquisition process, including the initial evaluation of potential partner companies and due diligence.

         TAKING MINORITY POSITIONS IN CERTAIN COMPANIES

         We believe that because of our experience in the Internet and technology industries, we are better able to identify Internet or technologies with the potential to become leaders. While our preference is to acquire these entities as operating subsidiaries or to acquire control positions, in many cases, this may not be feasible because of our limited resources or may not be necessary if there is already a strong management team and infrastructure in place. We will monitor the progress of these companies through meetings with existing management, requests for periodic reports on progress and, in some cases and where appropriate, a seat on the Board of Directors. Furthermore, we may initially take a minority position and provide the opportunity in the future to increase our position when our financial resources expand, when our comfort level with the partner company increases and when planned synergistic opportunities with our operating companies are being realized.

         PROVIDE STRATEGIC GUIDANCE AND OPERATIONAL SUPPORT TO PARTNER COMPANIES

         For some of our partner companies, we take an active role in the partner company's affairs. We seek to accelerate the ability of partner companies to succeed by providing them with strategic guidance on marketing, operational support and business development. We also provide partner companies with financial and business development guidance.

         o Strategic Guidance - We provide strategic guidance to our partner companies regarding market positioning, business model development and market trends. In addition, we will advise partner company management and directors on day-to-day management and operational issues. Our exclusive focus on high technology and Internet companies and the knowledge base of our partner companies, strategic investors, and Board give us valuable experience that we share with the partner company network.

         o Operational Support - Technology companies often have difficulty obtaining senior executive level guidance in the many areas of expertise that successful companies need. We intend to assist our partner companies by providing access to skilled managers who will guide our partner companies in the areas of sales and marketing, executive recruiting and information technology.

         o Business Development - Technology companies may be involved in evaluating, structuring and negotiating joint ventures, strategic alliances, joint marketing agreements, acquisitions or other transactions. We provide assistance to our partner companies in all these areas.

         PROMOTE COLLABORATION AMONG PARTNER COMPANIES

         One of the principal goals of our network is to promote innovation and collaboration among our partner companies, which management expects will result in shared knowledge and business contacts among partner companies and the formation of numerous strategic alliances. Through the network, we expect to identify prospective alliances, make introductions and assist in strategic planning among our partner companies. We intend to encourage and regulate the information flow among our partner companies. We also intend to control the information flow by determining the composition of the network. If we believe that a partner company is not contributing to the network or has lost its strategic importance, we may sell our interest in that partner company.

OVERVIEW OF CURRENT PARTNER COMPANIES

         OPERATING SUBSIDIARIES

         Forsalebyowner.com Corp.
         ------------------------

         In January 2000, we acquired the domain name, www.forsalebyowner.com, and related website and technology for $835,000 in cash. Forsalebyowner.com provides consumers the ability to sell their homes without the cost of a real estate agent. The site currently attracts approximately 1,000,000 hits per month from consumers wishing to sell their homes. According to the United States Department of Commerce, over 900,000 homes are sold every year without the involvement of a real estate broker - or 30% of all home sales. We believe this number will grow as the number of Internet users grows.

         Currently, forsalebyowner.com has approximately 2,700 monthly subscribers who pay $39 per month or $99 for three months to list their homes on the website. The website has achieved this level of interest without any type of advertising or marketing. We are currently evaluating opportunities to fully exploit this website and domain name by marketing it for its currently established purpose of selling homes and/or modifying the website for the sale of additional products.

         CoolAudio.com Corp.
         ------------------

         Effective March 27, 2000, we acquired all of the issued and outstanding capital stock of CoolAudio.com Corp., a Delaware corporation, in exchange for 2,057,671 shares of our common stock. Headquartered in New York City's Silicon Alley, CoolAudio.com began operations in early 1999 and sells audio and video systems, along with components, including home theatre systems, stereo systems and components, televisions, and DVD/VCR equipment through its website www.coolaudio.com. CoolAudio.com's selection of audio/video components features many well-known brands. In addition, CoolAudio.com has established exclusive distribution agreements with a select group of European-made audio and video components. CoolAudio.com's distribution center is located in Charlottesville, Virginia. CoolAudio's website attracts approximately 60,000 unique visitors per month.

         CoolAudio.com is attempting to redefine the consumer shopping experience. Through its online audio experts, CoolAudio provides customer service 5 days a week, supported by a nationwide network of "CoolDealers" and "CoolInstallers," including free in-home set-up and product familiarization for systems. This carefully crafted network illustrates CoolAudio's commitment to delivering the best in customer care before, during, after and beyond the sale.

         CoolAudio.com is attempting to develop joint venture/affiliate relationships to allow consumers to access CoolAudio through a network of websites that target the home entertainment market. These include software retailers, major record labels, professional sports sites, and entertainment sites. In order to increase site "stickiness" and repeat visitation, CoolAudio is also attempting to establish venture/affiliate arrangements with partners that provide CoolAudio with co-branded contests. In addition, CoolAudio is also attempting to create relationships with sites that offer purchase incentives to consumers.

         OTHER PARTNER COMPANIES

         We hold investments in each of the following companies as of April 10, 2000.

                              APPROXIMATE
                                 % OF
          NAME                 OWNERSHIP                               BUSINESS
          ----                -----------                              --------
Advanced Media Group, Inc.        5%             A provider of a completely interactive web site
                                                 designed to provide an advertising, promotional and
                                                 distribution network directed at college students.
                                                 The website is



                                                 designed to deliver a fully integrated advertising,
                                                 promotional and distribution network directed at the
                                                 college student's life experience, while simultaneously
                                                 bridging the transition from traditional mass media and
                                                 distribution, to a completely interactive
                                                 environment.

AsiaNet Corp. Ltd.                *              A holding company formed for the purpose of
                                                 acquiring and managing various Internet and, in some
                                                 cases, Internet-related assets and operations across
                                                 Asia.  AsiaNet's objective is to selectively
                                                 develop, acquire, or invest into Internet media and
                                                 e-commerce properties throughout Asia with a focus
                                                 on developing strong brand name recognition in
                                                 content delivery and business-to-business and
                                                 business-to-consumer e-commerce services.  AsiaNet
                                                 intends to concentrate its developments,
                                                 acquisitions, and investments in Internet start-ups
                                                 and mid-development stage interactive portal
                                                 businesses created in Asia or targeting an Asia
                                                 audience.

CarePackages.com, LLC             *              An e-commerce company predominantly targeting women
                                                 and first-time web shoppers, which allows consumers
                                                 to build/create their own personalized care package
                                                 consisting of low cost/low consideration products in
                                                 an entertaining format.

CreditLand.com Inc.               *              A Internet financial superstore offering a choice of the
                                                 best financial products from trusted brands, such as MBNA
                                                 and Bank of America, in a fast and easy comparison-shopping environment

Enikia, LLC                       3%             An Internet bandwidth infrastructure company that is
                                                 developing high-speed home networking technologies,
                                                 using a home's pre-existing electrical wiring, in
                                                 order to integrate and network together PC printers,
                                                 telephones, information appliances, network-ready
                                                 consumer products and communication devices, and
                                                 provide easy access to the Internet, without having
                                                 to expensively rewire a home.  In short, Enikia



                                                 has discovered a way to deliver data over lines that
                                                 previously delivered only electricity.


         Mr. Andreas Typaldos, our Chairman of the Board and Chief Executive Officer, is an investor in Enikia from its inception, as well as its founder, largest shareholder and Chairman.


Freeride Media, LLC               *              An Internet media and portal company that operates a
                                                 unique online marketing and loyalty program to help
                                                 other Internet companies shift from an initial focus
                                                 on "customer acquisition" to a longer term focus on
                                                 "customer retention and customer satisfaction" by
                                                 allowing members and visitors to FreeRide's web site
                                                 to earn and accumulate "points," whose effective
                                                 dollar value they can then spend at over 1,300
                                                 online and offline sponsors to purchase merchandise
                                                 such as CD's, free monthly Internet service, movie
                                                 tickets, books, flowers and other products and
                                                 services.

Fusion Networks, Inc.             *              Owns and operates, a Latin American portal and
                                                 e-commerce site designed specifically for the Latin
                                                 American population.  The company previously
                                                 launched a site in Bogota, Columbia, and recently
                                                 launched its website in Miami, Florida, where
                                                 approximately 60% of the population is Hispanics.
                                                 The company intends to launch an additional 14
                                                 websites during 2000, including sites in key markets
                                                 in the United States, Latin America, Spain and
                                                 Portugal.  Fusion Networks has signed an agreement
                                                 with IDM Corp. (Nasdaq:  IDM) for both entities to
                                                 merge into Fusion Networks Holdings, Inc., a company
                                                 which has filed an application to be quoted on The
                                                 Nasdaq Stock Market.  A merger proxy statement has
                                                 been filed with the SEC, however, there can be no
                                                 assurance that the merger will be consummated.

Linux Fund Inc.                   5%             A holding company/incubator for Linux-based software
                                                 companies.  Linux, renowned for its speed,
                                                 reliability and efficiency, runs on as many as 10
                                                 million computer systems around the world,


                                                 including large organizations like Wells Fargo and the U.S.
                                                 Postal Service, and has a user base growing at an
                                                 estimated 40% per year.  Linux Fund's officers,
                                                 directors and investors include leaders in the Linux
                                                 world who use their knowledge and experience to
                                                 identify and invest in companies that they believe
                                                 will be leaders in this industry in the future.

Microcast Incorporated            *              Has established a proprietary network to deliver
                                                 millions of TV shows daily to the Internet, and has
                                                 entered into strategic alliances with RealNetworks,
                                                 Inc. and Savvis Corporation  to develop a
                                                 proprietary high-speed digital communications
                                                 network to enable it to multicast television
                                                 programming for computer access worldwide.

Novix Media, LLC                  8%             A media, entertainment, and e-commerce site aimed at
                                                 the "Digital Generation," the 45 million young
                                                 adults between the ages of 18-29.  With a majority
                                                 of young adults already online, Novix will provide a
                                                 one-stop source of information, broadband and
                                                 friendly entertainment and services to effectively
                                                 captivate this important audience.

OrbitTravel.com Inc.              *              This value added service provider specializes in
                                                 e-commerce applications and providing essential
                                                 distribution and on-line marketing solutions to the
                                                 travel industry worldwide.  OrbitTravel.com is a
                                                 unique and innovative provider of on-line travel
                                                 marketing and sales services.  The company functions
                                                 primarily as a "business-to-business" service
                                                 provider selling its services to a wide variety of
                                                 travel industry clients that seek global online
                                                 distribution.  The company also provides travel
                                                 services directly to consumers.

Perform.com LLC                  1.5%            Has developed and is marketing and hosting web-based
                                                 business-to-business management tools to help
                                                 transform the business management process by
                                                 providing software tools that bring the power of Web


                                                 technology to manage organizations, projects and
                                                 people.

ShareMax.com, Inc.                5%             A comprehensive strategic e-procurement site and
                                                 trading and exchange community in its early stages
                                                 of development.  With a database of over 12 million
                                                 supplier records, ShareMax.com combines the powerful
                                                 procurement process of Strategic Sourcing with the
                                                 reach, speed and power of the Internet.  It provides
                                                 buyers unlimited access to markets and an automated
                                                 process to identify, evaluate and select suppliers
                                                 from its large database.  ShareMax.com provides
                                                 suppliers easy access to buyers, as well as the
                                                 ability to conduct sales analysis to determine the
                                                 sources of their business.

Solutions Media, Inc.             *              Licenses, develops, and markets musical recordings
(d/b/a SpinRecords.com)                          for direct file transfer, or "downloading," to
                                                 consumers over the Internet. In addition, it serves as a
                                                 "community site" in which music enthusiast chat about artist and other music related issues as well as an e-commerce site that sells music related merchandise.

*        Less than 1%

GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES

         Currently, the company is not subject to any direct governmental regulation other than the securities laws and regulations applicable to all publicly owned companies and other general regulations imposed on corporations. However, because of the increased use and popularity of the Internet, it is likely that new laws and regulations will be adopted at the state, local, national or international levels. These laws and regulations may cover issues such as the collection of and use of data from web site visitors and related privacy issues, pricing, content, copyrights, online gambling, distribution and the quality of goods and services. The enactment of these or regulations may impede the growth of the Internet and business to business e-commerce, which could decrease the revenue of our partner companies and place additional financial burdens on them.

         Due to the fact that investment securities may be deemed to constitute a significant portion of our non-cash assets, the company may be required to register as an investment company under the Investment Company Act of 1940. This would make the company subject to various regulatory requirements that could adversely affect the operations of the company and our ability to pursue our business plan. See Item 6. "Management's Discussion and Analysis or Plan of Operations."

COMPETITION

         COMPETITION FOR INVESTMENTS

         We face competition from other capital provider, consolidators and companies seeking to acquire Internet and technology companies, including publicly traded Internet companies, venture capital companies and large corporations seeking to acquire Internet-related businesses. Many of these competitors have greater financial resources and brand name recognition than us. These competitors may limit our opportunity to acquire interests in new partner companies. If we cannot acquire interests in attractive companies, our strategy to build a collaborative network of partner companies may not succeed.

         COMPETITION WITHIN OUR NETWORK

         We may compete with our partner companies for Internet-related opportunities. In addition, we may compete with our partner companies to acquire interests in technology companies, and our partner companies may compete with each other for technology opportunities. We do not have any contracts or other understandings with our partner companies that would govern the resolution of these potential conflicts. Such competition, and the complications posed, may deter companies from partnering with us and may limit our business opportunities.

         COMPETITION FACING OUR PARTNER COMPANIES

         Competition for Internet products and services is intense. As the market for Internet technology and business grows, we expect that competition will intensify. Barriers to entry are minimal, and competitors can offer products and services at a relatively low cost.

         In addition, some of our partner companies compete to attract and retain a critical mass of buyers and sellers. Several companies offer competitive solutions that compete with one or more of our partner companies. We expect that additional companies will offer competing solutions on a stand-alone or combined basis in the future. Furthermore, our partner companies' competitors may develop Internet products or services that are superior to, or have greater market acceptance than, the solutions offered by our partner companies. If our partner companies are unable to compete successfully against their competitors, the partner companies may fail.

         Many of our partner companies' competitors have greater brand recognition and greater financial, marketing and other resources than our partner companies. This may place our partner companies at a disadvantage in responding to their competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives.

EMPLOYEES

         As of March 31, 2000, we had three full-time employees and one part-time employee. We consider our relationships with our employees to be good. None of our employees are covered by collective bargaining agreements.

ITEM 2.       DESCRIPTION OF PROPERTY.

         Our business office is currently located at 152 West 57th Street, 40th Floor, New York, New York 10019. These facilities, along with certain office equipment and services are provided to us pursuant to a services agreement between the company and Peak Communications Technology, LLC (a company with which Mr. Typaldos is affiliated) dated June 1, 1999, which was subsequently amended on January 1, 2000. Under the revised agreement, we pay $6,000 per month for office equipment and secretarial support. We also reimbursed Peak or its affiliate for 1/2 of the security deposit it placed with the landlord and pay 1/2 of its monthly obligations with respect to the lease. These facilities are suitable for our operations.

ITEM 3.       LEGAL PROCEEDINGS.

         We have been named as a defendant in a lawsuit filed in federal court in New Jersey by two individuals who, pursuant to a merger agreement, sold their stock in Conversion Services International, Inc. ("CSI") to Elligent Consulting Group, Inc. ("Elligent"), a company for which Andreas Typaldos acts as Chairman, CEO and President. The plaintiffs have added to their original complaint, purportedly brought derivatively on behalf of Elligent, a claim that Mr. Typaldos and another Elligent board member diverted to the company business opportunities of Elligent, namely the strategy and opportunity of offering technology and consulting services to, and investing in, early stage Internet companies. We are alleged to have been unjustly enriched by being the recipient of the purported opportunities. Management believes that the claim made against the company is without merit and intends to vigorously defend itself against this action.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         We held a special meeting of shareholders on October 29, 1999 for the purpose of considering and voting on a proposal to amend our Articles of Incorporation to change our name to "NetGain Development, Inc."

         There were a total of 7,545,075 votes cast at the meeting in person or by proxy. Of this total, 7,544,400 were in favor and 675 were against the proposal. In addition, there were 0 abstentions and broker non-votes.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR OUR COMMON STOCK

         Our Common Stock has been trading on the OTC Bulletin Board since May 1998. From May 1998 through September 13, 1999, the Common Stock was quoted under the symbol "CEOL." Since September 14, 1999, the Common Stock has been quoted under the symbol "NTGN." The following table sets forth the high and low sale prices as furnished by the OTC Bulletin Board for the calendar quarter indicated. These bid prices reflect inter-dealer prices without retail markup, markdown or commission, and may not represent actual transactions.

           Quarter Ended                       High             Low
           --------------                      ----             ---

           June 30, 1998                       $3.06           $1.50
           September 30, 1998                  $3.02           $2.00
           December 31, 1998                   $2.87           $2.00
           March 31, 1999                      $3.00           $2.00
           June 30, 1999                       $8.38           $2.50
           September 30, 1999                  $8.31           $3.00
           December 31, 1999                   $6.38           $4.50

         As of April 11, 2000, there are approximately 121 record holders of our Common Stock.

         We have never declared or paid dividends on our Common Stock and do not intend to do so in the near future. We plan to retain any earnings for use in the operations of our business and to fund future growth.

SALES OF UNREGISTERED SECURITIES

         We effected a private financing of Series A Convertible Preferred Stock to "accredited investors" pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, for the sale of 3,277 shares of Series A Convertible Preferred Stock at a price of $1,000 per share. The private financing resulted in gross proceeds to us of approximately $3,277,000. No fees or commissions were paid to brokers in connection with such transaction. As of December 31, 1999, we had used these proceeds for operations, to acquire operating entities and to purchase equity positions in a number of Internet private companies.

         On October 25, 1999, we received $4,025,000, from netbreeders.com LLC, a New York limited liability company, in exchange for 2,350,000 shares of common stock. As part of this transaction, we also entered into a consulting agreement with netbreeders.com, LLC (the "Consultant") pursuant to which the Consultant will provide strategic services to us and/or our partner companies in consideration for receiving warrants to purchase 750,000 shares of Common Stock at an exercise price of $2.00 per share. These securities were sold to an "accredited investor" pursuant to Rule 506 of Regulation D promulgated under the Securities Act. No fees or commissions were paid to brokers in connection with such transaction. These proceeds have been or will be used for working capital, to acquire operating entities and/or to purchase equity positions in a number of Internet private companies.

         On November 12, 1999, we entered into agreements with several foreign entities and individuals to sell 1,849,998 shares of common stock at a purchase price of approximately $2.92 per share resulting in gross proceeds of $5,400,000. These securities were sold to "accredited investors" pursuant to Regulation D promulgated under the Securities Act. No fees or commissions were paid to brokers in connection with such transaction. These proceeds have been or will be used for working capital, to acquire operating entities and/or to purchase equity positions in a number of Internet private companies.

         In February 2000, we sold 333,333 shares of common stock for a purchase price of $1,500,000. These securities were sold to a foreign investor pursuant to Regulation S promulgated under the Securities Act. No fees or commissions were paid to brokers in connection with such transaction. These proceeds have been or will be used for working capital, to acquire operating entities and/or to purchase equity positions in a number of Internet private companies.

         In March 2000, we acquired all of the issued and outstanding capital stock of CoolAudio.com Corp. in exchange for 2,057,671 shares of our common stock and options and warrants to purchase shares of our common stock. These securities were issued in a private transaction exempt from registration under
Section 4(2) of the Securities Act. No fees or commissions were paid to brokers in connection with such transaction.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS

         We generated no revenues from our operations in recent years as we were a development stage company from 1993 through May 20, 1999. A change in control occurred on May 20, 1999. On May 20, 1999, Charles L. Mattis, President, a director and the holder of approximately 8,000,000 shares of our Common Stock sold 7,700,000 shares of Common Stock to various individuals for $50,000. Mr. Mattis and all of the existing officers and directors of the company tendered their registrations. Simultaneously, Andreas Typaldos was appointed interim Chairman of the Board and Chief Executive Officer of the company. New officers and directors of the company took office after the expiration of ten days from the date we filed with the SEC and mailed to our stockholders of record an Information Statement required by Section 14(f) of the Securities Exchange Act of 1934 (the "Exchange Act").

         This change in control was the first step in a change in our business focus. We plan to provide services and capital to young and promising Internet companies and to take both majority and minority equity positions in consideration for such services and capital, and to also develop various Internet business activities of our own. We believe that we can develop such Internet business activities, including e-commerce and content portals, either through acquisitions of majority owned subsidiaries or through internal development.

         Our management team is actively seeking companies in which to acquire a controlling interest and play an active role in the management of such company's business. Our commitment to this plan is evidenced by our recent acquisition of the forsalebyowner.com domain name and related website and technology as well as the acquisition of CoolAudio.com Corp. Management believes that if it continues with such plan of action, the Company will not have to register under the Investment Company Act of 1940. The Investment Company Act of 1940 will become applicable, however, if the investment securities we hold continue to exceed

40% of the value of our assets, excluding U.S. government securities and cash items, on an unconsolidated basis. There can be no assurances that management's plan will be effective to avoid registration under the Investment Company Act of 1940.

         We may be required to register as an investment company as a consequence of investments that we have made subsequent to our change of control to the extent that we presently hold "investment securities" (as defined by the Investment Company Act) which constitute more than 40% of the value of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, unless we restructure or reduce the proportion of our assets that is comprised of investment securities within a reasonable period of time. Although it is our intention to take the actions necessary to avoid investment company status, no assurance can be given that we will be able to take such actions. The Investment Company Act of 1940 imposes a comprehensive scheme of regulation which would require a substantial restructuring of our operations to permit us to comply with applicable regulations. Applicable regulations may also operate to impose significant restrictions on the permissible activities and transactions. If we cannot restructure our operations or reduce the proportion of our non-cash assets that is comprised of investment securities to avoid the need for investment company registration, the Board of Directors will consider taking such actions as may be necessary or appropriate under the circumstances.

RESULTS OF OPERATION

         In light of the change in control and change in our business focus, which was effective in June 1999, an analysis of our results of operations for the twelve months ended December 31, 1999, compared to December 31, 1998, is not indicative of the results of operations in future periods.

         For the twelve months ended December 31, 1999, we had no revenue. For the twelve months ended December 31, 1998, we also had no revenues. Management expects to generate revenues from our operating companies and with the implementation and development of our business plan. However, no assurance can be given that this will in fact occur or, if we do generate revenues, that they will be significant.

         General and administrative expenses were $948,401 for the twelve months ended December 31, 1999. During the comparable period in 1998, these expenses were not meaningful. The significant increase in expenses results from the start up of our new business plan.

         We experienced a net loss of $943,025 for the twelve months ended December 31, 1999, versus a negligible loss in the comparable 1998 period. The significant increase in losses results from us incurring additional expenses in connection with the implementation of our business plan. Management expects these losses to continue and possibly increase unless and until we are able to successfully implement our business plan.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1999, we had working capital of approximately $3,577,964. Working capital reflects money received in connection with the private financing but not yet utilized. Management intends to utilize these funds to acquire additional equity positions in

Internet companies and to develop its business plan. Management expects that general and administrative expenses will continue to increase. Moreover, in order to fully develop our business plan, we will need to make significant investments of additional capital. Management believes that sufficient funds exist to cover our current working capital needs. However, management intends to raise additional monies in order to enable it to continue to develop its business plan.

ITEM 7.       FINANCIAL STATEMENTS.

                            NETGAIN DEVELOPMENT, INC.
                          INDEX TO FINANCIAL STATEMENTS



                                                                                                                     Page
                                                                                                                     ----

Auditors' Reports....................................................................................................F-1

Balance Sheet - as of December 31, 1999..............................................................................F-3

Statements of Loss - for the years ended December 31, 1999 and 1998..................................................F-4

Statements of Cash Flows - for the years ended December 31, 1999 and 1998............................................F-5

Statements of Stockholders' Equity - for the years ended December 31, 1999 and 1998..................................F-6

Notes to the Financial Statements....................................................................................F-7


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
NetGain Development, Inc.

We have audited the accompanying balance sheet of NetGain Development, Inc. as of December 31, 1999, and the related statements of loss, cash flow and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The statements of loss, cash flow and stockholders' equity for the year ended December 31, 1998 of NetGain Development, Inc. (formerly known as Central Oil Corporation) were audited by other auditors whose report dated March 5, 1999 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetGain Development, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                           /s/ Marcum & Kliegman LLP


March 21, 2000
Woodbury, NY

                            Janet Loss, C.P.A., P.C.
                           Certified Public Accountant
                       1780 S. Bellaire Street, Suite 500
                             Denver, Colorado 80222
                                 (303) 782-0878


Board of Directors
NetGain Development, Inc.


I have audited the statements of loss, cash flow and stockholders' equity for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based upon my audit.

I conducted my audit in accordance with generally accepted accounting standards. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flow for the year ended December 31, 1998, in conformity with generally accepted accounting principles applied on a consistent basis.


/s/ Janet Loss, C.P.A., P.C.

March 5, 1999

                            NETGAIN DEVELOPMENT, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1999

                                     ASSETS

CURRENT ASSETS:
  Cash & cash equivalents                                           $3,642,245
  Prepaid expenses                                                      18,000
  Due from related parties                                              33,000
                                                                    ----------
Total Current Assets                                                 3,693,245

INVESTMENTS AT COST                                                  7,620,000
OTHER ASSETS                                                           103,002
                                                                    ----------
                                                                   $11,416,247
                                                                    ==========



                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $  53,006
  Accrued expenses                                                     46,174
  Due to related parties                                                7,466
  Due to stockholders                                                   8,635
                                                                    ---------
Total Current Liabilities                                             115,281

COMMITMENTS & CONTINGENCIES                                                 -

STOCKHOLDERS' EQUITY:
  Preferred Stock -- $0.0001 par value; 10,000,000 shares
   authorized; 5,000 shares designated Series A; liquidation
   preference value $1,000 per share;  3,277                                1
   shares issued & outstanding
  Common Stock -- $0.0001 par value; 20,000,000 shares
   authorized; 17,170,998 shares issued and outstanding                 1,717
  Capital in excess of par - Preferred                              3,277,247
  Capital in excess of par - Common                                 9,534,634
  Accumulated deficit                                                (959,477)
  Stock subscriptions receivable                                       (7,156)
  Treasury stock, at cost (420 shares of Preferred)                  (546,000)
                                                                  -----------
Total Stockholders' Equity                                         11,300,966
                                                                  -----------
                                                                  $11,416,247
                                                                  ===========

   The accompanying notes are an integral part of these financial statements.

                            NETGAIN DEVELOPMENT, INC.
                               STATEMENTS OF LOSS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998




                                               1999                   1998
                                              ------                 ------

  Revenue                                   $      -               $      -

  General & Administrative Expenses          948,401                  9,444
                                            ---------                -------

  Operating Loss                            (948,401)                (9,444)

  Interest Income                              5,376                      -
                                            ---------                -------

  Net Loss                                $ (943,025)             $  (9,444)
                                          ===========             ==========

  Basic Loss per Common Share             $    (0.08)             $       -
                                          ===========             ==========

  Weighted Average Number of Common
    Shares Outstanding                    12,498,260             10,021,000
                                          ==========             ==========

   The accompanying notes are in integral part of these financial statements.

                            NETGAIN DEVELOPMENT, INC.
                             STATEMENTS OF CASH FLOW
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                           1999            1998
                                                          ------          ------

CASH FLOWS USED IN OPERATING ACTIVITIES:
   Net Loss                                           $ (943,025)     $  (9,444)
   Non cash items:
     Consulting fees paid with common stock               81,000              -
   Changes in assets & liabilities:
   (Increase) decrease in:
     Prepaid expenses                                    (18,000)             -
     Due from related parties                            (33,000)
     Other assets                                       (103,002)             -
   Increase (decrease) in:
     Accounts payable                                     53,006              -
     Accrued expenses                                     46,174              -
     Due to related parties                                7,466              -
     Due to stockholders                                   8,635              -
                                                       ----------      ---------
   Total adjustments                                      42,279              -
                                                       ----------      ---------
Total cash flows used in operating activities           (900,746)        (9,444)
                                                       ----------      ---------

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
  Investments                                         (7,620,000)             -
  Deferred offering costs                                      -          4,057
                                                      -----------      ---------
Total cash flows (used in) from investing activities  (7,620,000)         4,057
                                                      -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock               9,431,696              -
  Proceeds from issuance of preferred stock            3,277,247              -
  Purchase of treasury stock                            (546,000)             -
                                                      -----------     ----------
Total cash flows from financing activities            12,162,943              -
                                                      -----------     ----------

NET INCREASE (DECREASE) IN CASH                        3,642,197         (5,387)

Cash, beginning of year                                       48          5,435
                                                      -----------     ----------

CASH, END OF YEAR                                    $ 3,642,245       $     48
                                                     ------------     ----------

Non Cash Items:
  On May 21, 1999, the Company issued 900,000 shares of Common Stock to certain directors, officers and individuals as compensation for services.

   The accompanying notes are an integral part of these financial statements.

                            NETGAIN DEVELOPMENT, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998




                                           Preferred Stock          Common Stock
                                         --------------------- -----------------------
                                                                                        Capital in    Capital in
                                                                                        excess of     excess of     Accumulated
                                          Shares     Amount      Shares      Amount        par           par          Deficit
                                                                                       - Preferred    - Common
                                         ---------- ---------- ------------ ---------- ------------- ------------- --------------

     BALANCE - JAN 1, 1998                       -      $   -   10,021,000    $ 1,002       $     -     $  15,498      $  (7,008)

            Net loss for period                  -          -            -          -             -             -         (9,444)
                                         ---------- ---------- ------------ ---------- ------------- ------------- --------------
     BALANCE - DEC 31, 1998                      -      $   -   10,021,000    $ 1,002       $     -     $  15,498      $ (16,452)

            Common issued for services           -          -      900,000         90             -        80,910               -
            Common issued for cash               -          -    6,249,998        625             -     9,438,226               -
            Preferred issued for cash        3,277      $   1            -          -     3,277,247             -               -
            Treasury stock purchase              -          -            -          -             -             -               -
            Net loss for period                  -          -            -          -             -             -       (943,025)
                                         ---------- ---------- ------------ ---------- ------------- ------------- --------------
     BALANCE - DEC 31, 1999                  3,277      $   1   17,170,998    $ 1,717    $3,277,247    $9,534,634      $(959,477)
                                         ========== ========== ============ ========== ============= ============= ==============



                                                                        Total
                                              Stock      Treasury    Stockholders'
                                           Subscriptions   Stock        Equity
                                          -------------- ----------  -------------
     BALANCE - JAN 1, 1998                  $    -       $    -       $   9,492

            Net loss for period                  -            -          (9,444)
                                          -------------- ----------  -------------
     BALANCE - DEC 31, 1998                 $    -       $    -         $    48

            Common issued for services           -            -          81,000
            Common issued for cash          (7,156)           -       9,431,695
            Preferred issued for cash            -            -       3,277,248
            Treasury stock purchase              -     (546,000)       (546,000)
            Net loss for period                  -            -        (943,025)
                                         ------------ ------------ ---------------
     BALANCE - DEC 31, 1999               $ (7,156)  $ (546,000)    $ 11,300,966
                                         ============ ============ ===============


   The accompanying notes are an integral part of these financial statements.

                           NETGAIN DEVELOPMENT, INC.
                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business
     ------------------

     NetGain Development, Inc. (the "Company"), a Colorado corporation, was incorporated in 1981 for the purposes of gas exploration. From 1981 until 1993, the Company acted as an agent for oil and gas leaseholders. From 1993 until May 21, 1999, the Company was inactive. On May 21, 1999, a change of control and corporate objectives occurred. In connection with the change of control, all of the officers and directors resigned and new management and directors were appointed. The new corporate objective is to become a major technology and internet company (i) by operating its own subsidiaries, (ii) by acting as an incubator providing consulting services and (iii) to a limited extent, by taking minority positions in companies.

     Cash and Cash Equivalents
     -------------------------

     For purposes of the statement of cash flows, the Company considers all short-term investments purchased with a remaining maturity of three months or less to be cash equivalents.

     The Company has cash deposits at a bank in excess of the maximum amounts insured by the FDIC at December 31, 1999.

     Use of Estimates in the Financial Statements
     --------------------------------------------

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

     Investments
     -----------

     The Company's investments for which ownership does not exceed 20% and are not significantly influenced or controlled by the Company are accounted for using the cost method. Under the cost method, the Company does not record any changes in underlying value of the Company's investments.

                            NETGAIN DEVELOPMENT, INC.
                       NOTES TO THE FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Fair Value of Financial Instruments
     -----------------------------------

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that fair values be disclosed for most of the Company's financial instruments. The carrying amounts of the Company's financial instruments, which include cash, other current assets, and current liabilities are considered to be representative of their respective fair values.

     As of December 31, 1999, none of the Company's investments have readily determinable fair values. It is not practicable to calculate fair value for the following, among other, reasons: (a) most of the companies in which the Company has invested are private companies and there is no readily available market for the securities, and (b) where the companies are public, there are restrictions on the Company's ability to sell the securities, both under federal and state securities laws as well as, in some cases, contractually.

     There is numerous information that would be relevant to an analysis of fair value including, but not limited to, the industry, the stage of development or maturation, the valuations of companies of comparable size operating in the same industry, the market or lack of market for the securities, the risks associated with the investment, etc.

     Loss per Common Share
     ---------------------

     Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Diluted loss per common share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised. During the years ended December 31, 1999 and 1998, warrants to purchase 750,000 and 0 common shares, respectively, and common stock underlying shares of convertible preferred stock were anti-dilutive and were excluded from the weighted average share computation for purposes of calculating diluted loss per common share. Because of the anti-dilutive effects of convertible securities, diluted earnings per common share is not reflected in the accompanying financial statements.

     Income Taxes
     ------------

     The Company accounts for income taxes in accordance with Statement of Accounting Standards No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based upon the differences between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

                           NETGAIN DEVELOPMENT, INC.
                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Recently Issued Accounting Standards
     ------------------------------------

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and hedging activities. In June 1999, SFAS No. 137 was issued which delayed the effective date of SFAS No. 133 to January 1, 2001. The Company's management has not yet determined the impact of adopting SFAS No. 133, as amended.

NOTE 2 - INVESTMENTS

     At December 31, 1999, the Company carried its investments in its partner companies at cost as follows:
                                                           Investments
                                                              as of
          Partner Company                                 Dec. 31, 1999
          ---------------                               -----------------

          Advanced Media Group, Inc.                       $   50,000
          AsiaNet Corp. Ltd.                                1,000,000
          CarePackages.com LLC                                200,000
          CreditLand.com Inc.                                 200,000
          Enika, LLC                                          900,000
          Freeride Media, LLC                                 700,000
          Fusion Networks, Inc.                             1,500,000
          Microcast Incorporated                              200,000
          Novix Media LLC                                   1,000,000
          OrbitTravel.com Inc.                                500,000
          Perform.com LLC                                     250,000
          ShareMax.com                                      1,000,000
          Solutions Media, Inc.                               120,000
                                                          ------------
                                                          $ 7,620,000
                                                          ============

                           NETGAIN DEVELOPMENT, INC.
                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

     The Company has a deferred tax asset of $375,000, resulting from net operating loss carryforwards. The deferred tax asset has been fully reserved due to the uncertainty of utilization. This is the primary reason the amount of income tax benefit recorded is less than the amount of income tax benefit calculated using the U.S. federal statutory rate of 35% for the years ended December 31, 1999 and 1998.

     At December 31, 1999, the Company had net operating loss carryforwards of approximately $900,000, which may be used to offset future taxable income. The net operating loss carryforwards generally expire beginning in 2019, if not used. Should certain changes in the Company's ownership occur, there could be a limitation on the utilization of its net operating losses.


NOTE 4 - RELATED PARTY TRANSACTIONS

     During 1999, the Company invested in a partner company, Enkia, LLC, which may be considered a related party due to common stockholders and executive officers. At December 31, 1999, the Company's investment in such company was a total of $900,000.

     Effective June 1, 1999, the Company entered into a Services Agreement with Peak Communications Technology LLC ("Peak"), an entity with which the Company's Chairman is affiliated. Pursuant to this agreement, Peak provides the Company with office space, computer and office equipment and administrative services. In the years ended December 31, 1999 and 1998, the Company paid $58,000 and $0, respectively, under this agreement.

     Under an amendment to the services agreement referred to above, the Company paid a security deposit for Peak's office space to Peak or its affiliates. The Company carries the security deposit as other long-term assets.

     From time to time during the year ended December 31, 1999, the Company made and received certain advances from related parties.

                           NETGAIN DEVELOPMENT, INC.
                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 - COMMITMENTS AND CONTINGENCIES

     Litigation
     ----------

     The Company has been included as a defendant in a lawsuit filed in federal court in New Jersey by two individuals who, pursuant to a merger agreement, sold their stock in a company named Conversion Services International, Inc. ("CSI") to Elligent Consulting Group, Inc. ("ECGI"), an entity in which the Company's chairman is an officer, director and principal stockholder. The plaintiffs have added to their original complaint charges purportedly brought derivatively on behalf of ECGI. Those added claims are to the effect that the Company's Chairman and another Elligent board member diverted business opportunities of ECGI, namely the strategy and opportunity of offering technology and consulting services to, and investing in, early stage internet companies. The Company is alleged to have been unjustly enriched by being the recipient of those purported opportunities. Management believes that the claim made against the Company is without merit and intends to vigorously defend the Company.

     Consulting Agreement
     --------------------

     Effective May 24, 1999, the Company entered into a Consulting Agreement with Andreas Typaldos, Chairman of the Board and Chief Executive Officer of the Company. Pursuant to this Agreement, Mr. Typaldos is paid $25,000 per month for acting as Chairman of the Board and Chief Executive Officer of the Company. Commencing on the first anniversary of the Agreement and each anniversary thereafter during the term, the base compensation may be increased by an amount determined by the President but shall, in no event, be decreased. Mr. Typaldos is also entitled to reimbursement of reasonable and necessary business expenses and performance or merit bonuses as determined by the President, the Board of Directors or the Company's compensation committee. The Agreement is for a term of three years; however, may be terminated by the Company sooner for "cause" (as defined in the Agreement). The Agreement may be terminated by Mr. Typaldos upon 60 days prior written notice.

     Warrant
     -------

     Pursuant to the Consulting Agreement dated October 25, 1999 by and between the Company and netbreeders.com LLC, the Company granted to netbreeders.com a warrant to purchase 750,000 shares of the Company's common stock at an exercise price of $2.00 per share. The warrants are exercisable commencing upon the earlier of the date (i) the Company receives $30,000,000 in equity investments and/or (ii) the Company reports $40,000,000 in shareholders' equity and shall expire five years from the date hereof. In addition, upon the earlier of the date (i) the Company receives $30,000,000 in equity investments and/or (ii) the Company reports $40,000,000 in shareholders' equity, netbreeders.com will receive $1,500,000 for services rendered during the term of this Agreement; provided, however, netbreeders.com and the Company agree that the $1,500,000 shall only be used to exercise the warrants described above.

                           NETGAIN DEVELOPMENT, INC.
                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 - COMMITMENTS AND CONTINGENCIES (continued)

     Investment Company Act
     ----------------------

     The Company does not intend to engage primarily in the business of investing, reinvesting or trading in securities so as to be an investment company required to register under the Investment Company Act of 1940. Although it is the intention of the Company to take such actions necessary to be able to avoid investment company status, no assurance can be given that the Company will be able to take such actions. The Investment Company Act of 1940 imposes a comprehensive scheme of regulation which would require a substantial restructuring of the operations of the Company to permit the Company to comply with applicable regulations.


NOTE 6 - SHAREHOLDERS' EQUITY

     Preferred Stock
     ---------------

     On May 25, 1999, the Company amended it Articles of Incorporation to designate 5,000 shares of Preferred Stock as Series A Convertible Preferred Stock, $0.0001 par value per share ("Series A Preferred"). The holders of the Series A Preferred are entitled to a 3% dividend, when, if and as declared by the Board of Directors. The holders of the Series A Preferred are entitled to convert their shares into that number of Common Stock equal to $1,000 divided by the lesser of (i) 65% of the average market price of the Common Stock for the five trading days immediately prior to the conversion date or (ii) $7.00, subject to adjustment. The holders of the Series A Preferred are entitled to a liquidation preference of $1,000 per share, plus a sum equal to all unpaid dividends, if any have been declared.

     During the year ended December 31, 1999, the Company sold 3,277 shares of a Series A Preferred to investors for an aggregate consideration of $3,277,247. In December 1999, the Company repurchased as treasury shares a total of 420 shares of the Series A Preferred for $546,000.

     Common Stock
     ------------
     On May 20, 1999, a change of control of the Company occurred. On that date, the then President, Director and holder of approximately 8,000,000 shares of the Company Common Stock sold 7,700,000 shares of that Common Stock to various individuals and entities. Coincidental with the change of control, on May 21, 1999, the Company issued 900,000 shares of Common Stock to certain directors, officers and individuals as compensation for services. These shares were valued at $0.09 or $81,000 in the aggregate.

                           NETGAIN DEVELOPMENT, INC.
                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 6 - SHAREHOLDERS' EQUITY (continued)

     On May 21, 1999, the Company issued 2,050,000 shares of Common Stock to various individuals and entities for $0.0067567 per share or $13,851 in the aggregate. In October 1999, the Company issued 2,350,000 shares of Common Stock to an entity for approximately $1.71 per share or $4,025,000 in the aggregate. In addition, in November 1999, the Company issued 1,849,998 shares of Common Stock for approximately $2.92 or $5,400,000 in the aggregate.

     Warrant
     -------

     As of December 31, 1999, the Company has outstanding a warrant to purchase 750,000 shares of its common stock. The warrant expires on October 25, 2004 and is exercisable at $2.00 per share commencing upon the earlier of the date (i) the Company receives $30,000,000 in equity investments or (ii) the Company reports $40,000,000 in stockholders' equity. For additional information on the warrant, see Note 5 - Commitments and Contingencies, above.


NOTE 7 - SUBSEQUENT EVENTS

     In January 2000, we acquired the domain name www.forsalebyowner.com and related website in an asset purchase transaction. These assets were purchased for $835,000 in cash.

     In February 2000, the Company sold 333,333 shares of common stock for a purchase price of $1,500,000. These securities were sold to a foreign investor pursuant to Regulation S promulgated under the Securities Act. No fees or commissions were paid to brokers in connection with such transaction. These proceeds have been or will be used to purchase equity positions in Internet companies.

     Effective March 27, 2000, the Company acquired 100% of the issued and outstanding capital stock of CoolAudio.com Corp., a corporation which sells audio and video systems, home theatre systems, stereo systems and components, televisions and DVD/VCR equipment through its website www.coolaudio.com. In connection with this acquisition, the Company issued 2,057,671 shares of common stock as well as warrants and options to purchase shares of common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On July 12, 1999, we changed our independent auditor for the fiscal year ended December 31, 1999 from Janet Loss, C.P.A., P.C. ("Loss") to Marcum & Kliegman LLP as part of our transition activities following the change in control.

         Our financial statements prepared by Loss contained no adverse opinion or disclaimer of opinion, and were not qualified as to uncertainty, scope or accounting principals. The decision to change accountants was recommended by our new Board of Directors.

         We believe there were no disagreements with Loss within the meaning of Instruction 4 of Item 304 of Regulation S-B on any matters of accounting principals or practices, financial statement disclosure or auditing scope or procedures in connection with audits of our financial statements for the fiscal year ended December 31, 1998, which disagreements, if not resolved to the satisfaction of Loss would have caused that firm to make reference in connection with its reports to the subject matter of the disagreement(s) or any reportable events.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

         The following is a list of our executive officers, key employees and directors, their ages and their positions as of March 31, 2000.

             Name                  Age                    Position
         --------------------    ---------    ----------------------------------
         Andreas Typaldos           53        Chairman of the Board, Chief
                                              Executive Officer and Director

         Michel Berty               60        Director

         Hermann Seiler             51        Director


         ANDREAS TYPALDOS has been our Chief Executive Officer, Chairman of the Board and a director since May 1999. In August 1998, Mr. Typaldos founded Elligent Consulting Group, Inc., an information technology and e-commerce consulting company currently trading on the OTC Bulletin Board. Since August 1998, he has served as the Chairman of the Board, Chief Executive Officer and President of Elligent. From 1996 to 1998, he was a private investor. In June 1997, he also founded, Enikia, LLC, an Internet bandwidth and infrastructure company, in which we have acquired an equity position. Since June 1997, he has served as Chairman of the Board of Enikia. He was also the founder, President and CEO of Computron Software, Inc. ("Computron"), an international public software and consulting company trading on the American Stock Exchange until 1996. Mr. Typaldos remains a principal shareholder of Computron.

         MICHEL BERTY has been a director since June 15, 1999. Mr. Berty is currently a member of the Board of Directors of Elligent (for which Mr. Andreas Typaldos is Chairman and CEO); Mastech Corp., a large public consulting services company; Level 8 Systems, a public software and services company; Merant Plc, a public software and services company, and Sapiens International Plc, a public software and services company. He is also a member of the Board of Directors of Ascent Logic Corporation, a risk management systems engineering private company, and Buysmart, Inc., a start-up company in the Internet business. From 1992 until 1997, he was the Chief Executive Officer of Cap Gemini America, a $700 million consulting services company, and member of the executive committee of Cap Gemini, a $5 billion international consulting services company. Mr. Berty has been retired since 1997.

         HERMANN SEILER has been a director since June 15, 1999. Mr. Seiler is currently Senior Vice President of Deutsche Bank with whom he has been employed for over the past five years. His responsibilities include overseeing technology for smart card and e-commerce. Prior responsibilities included overseeing the Global Information Technology area for Deutsche Bank's Worldwide Investment Banking Operations. Mr. Seiler sits on the Technology Board of the German Stock Exchange and has a degree in mathematics and physics.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and holders of more than 10% of our Common Stock, to file reports of ownership and changes in ownership with the SEC. They are required to furnish the company with copies of all Section 16(a) forms they file.

         Based solely on management's review of the copies of such forms received by the company, we believe that, with respect to the fiscal year ended December 31, 1999, our executive officers, directors and holders of 10% or more of our Common Stock complied with all applicable filing requirements.

ITEM 10. EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning compensation for 1999 received by Andreas Typaldos, our Chief Executive Officer. No other executive officer's annual salary and bonus exceeded $100,000 for 1999.

                                                      LONG TERM
                                                     COMPENSATION
                                ANNUAL COMPENSATION    AWARDS
                                -------------------  ------------
                                                      RESTRICTED
NAME AND PRINCIPAL      FISCAL      SALARY   BONUS      STOCK       ALL OTHER
     POSITION            YEAR        ($)      ($)      AWARD ($)   COMPENSATION
-------------------    ---------  ---------  -----   -----------  -------------

Andreas Typaldos         1999      175,000     0       22,500(1)         0
 President and CEO



     (1) Effective May 21, 1999, we issued 250,000 shares of Common Stock to Andreas Typaldos as additional compensation for services to be rendered.

         Effective May 24, 1999, we entered into an agreement with Andreas Typaldos whereby we agreed to pay Mr. Typaldos $25,000 a month for his services as Chairman of the Board and Chief Executive Officer. Mr. Typaldos is also entitled to reimbursement of reasonable expenses and performance or merit bonuses. The agreement is for a term of three years; however, may be terminated by the company sooner for "cause" (as defined in the Agreement).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding beneficial ownership of our Common Stock as of April 11, 2000, by (i) each person (or group of affiliated persons) who is known by the company to be the owner of more than five percent of the outstanding shares of our common stock; (ii) each of our directors and executive officers; and (iii) all of our executive officers and directors as a group.

                                          BENEFICIALLY OWNED   PERCENT OF CLASS
NOMINEES FOR DIRECTOR, NAMED OFFICERS           (1)(2)           OUTSTANDING
--------------------------------------    ------------------   ----------------
Andreas Typaldos                            1,930,000(3)            10.5%

Michael Berty                                 100,000                 *

Hermann Seiler                                150,000                 *

All directors and executive officers        2,180,000               11.8%
  As a group (3 persons)

*Less than 1%

(1) Except as otherwise indicated, the address of each beneficial owner is 152 West 57th Street, 40th Floor, New York, New York 10019.

(2) Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock listed, which include shares of Common Stock that such persons have the right to acquire within 60 days.

(3) Includes shares held by Mr. Typaldos, individually, as trustee and by four entities controlled or owned by Mr. Typaldos or his family.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Until May 24, 1999, our office was located at 6000 East Evans Ave., Bldg #1, Suite 22, Denver, Colorado 80222, the office of Mr. Stephen R. Levy, our previous Secretary-Treasurer. We did not pay rent for such office space.

         Our business office is currently located at 152 West 57th Street, 40th Floor, New York, New York 10019, the office of Andreas Typaldos, our Chairman of the Board and Chief Executive Officer. We use these facilities, along with certain office equipment and services pursuant to a service agreement between the company and Peak Communications Technology LLC (a company with which Andreas Typaldos is affiliated). Under this agreement, we pay $6,000 per month for office equipment and secretarial support. We also reimbursed Peak or its affiliate for 1/2 of the security deposits paid to the landlord and pay Peak 1/2 of its monthly obligations with respect to the lease.

         Effective May 24, 1999, we acquired 700,000 common units of Enikia, LLC for $700,000. Enikia is an advanced home networking and communications company. Mr. Typaldos is the Chairman of the Board, founder and major shareholder of Enikia.

         From time to time, our directors and officers may make investments in companies we acquire as operating subsidiaries or in which we take a minority position. Such investments may be made on similar or better terms than the terms by which we made our investment.

         All transactions between the company and our directors, executive officers and principal shareholders will be on terms no less favorable than could be obtained from unaffiliated third parties and have been and will be approved by a majority of our independent outside directors.

ITEM 13. EXHIBITS AND REPORT ON FORM 8-K.

         (A)  EXHIBITS:

EXHIBIT NO.                       EXHIBIT DESCRIPTION
-----------    -----------------------------------------------------------------
   3           Articles of Amendment to Articles of Incorporation

   27          Financial Data Schedule

         (B)  REPORTS ON FORM 8-K:

We have not filed any reports on Form 8-K during the last quarter of fiscal
1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NETGAIN DEVELOPMENT, INC.

Date:  April 13, 2000              By: /s/ Andreas Typaldos
                                       -----------------------------------------
                                       Andreas Typaldos, Chairman of the Board
                                       Chief Executive Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Dated:  April 13, 2000              By: /s/ Andreas Typaldos
                                        ----------------------------------------
                                        Andreas Typaldos (Chief Executive
                                        Officer and Chairman of the Board of
                                        Directors (Principal executive and
                                        financial officer)

Dated:  April 13, 2000              By: /s/ Michel Berty
                                        ----------------------------------------
                                        Michel Berty, Director

Dated:  April 13, 2000              By: /s/ Hermann Seiler
                                        ----------------------------------------
                                        Hermann Seiler, Director