Form 10QSB
period 2000-03-31
NETGAIN DEVELOPMENT INC
filed 2000-05-22
CIK 1046529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For quarterly period ended March 31, 2000         Commission File Number 0-23123

                            NETGAIN DEVELOPMENT, INC.
        (Exact name of small business issuer as specified in its charter)

              Colorado                                  84-0856436
  (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

                        152 West 57th Street, 40th Floor
                               New York, NY 10019
                    (Address of principal executive offices)

 The registrant's current telephone number, including area code: (212) 765-2914

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

 The Registrant has only one class of Common Stock outstanding. As of April 30, 2000, there were 19,349,924 shares of the Registrant's Common Stock outstanding.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            NETGAIN DEVELOPMENT, INC.

                                      INDEX

                                                                           Page
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets -
                    March 31, 2000 (Unaudited) and December 31, 1999        3

           Unaudited Consolidated Statements of Loss -
                    Three months ended March 31, 2000 and 1999              4

           Unaudited Consolidated Statements of Cash Flows -
                    Three months ended March 31, 2000 and 1999              5

           Notes to Unaudited Consolidated Financial Statements             6

Item 2.    Management's Discussion and Analysis of Financial
           Condition or Plan of Operations                                  9

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                12

Item 2.    Changes in Securities                                            12

Item 3.    Defaults Upon Senior Securities                                  12

Item 4.    Submission of Matters to a Vote of Security Holders              12

Item 5.    Other Information                                                12

Item 6.    Exhibits and Reports on Forms 8-K                                13

SIGNATURES

                            NETGAIN DEVELOPMENT, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                             March 31, 2000    December 31,
                                                              (Unaudited)          1999
                                                              ------------     ------------
ASSETS
CURRENT ASSETS:
      Cash & cash equivalents                                 $  3,126,460     $  3,642,245
      Accounts receivable, net                                      31,947               --
      Inventory                                                    406,285               --
      Prepaid expenses                                              20,312           18,000
      Due from related parties                                      26,683           33,000
                                                              ------------     ------------
Total Current Assets                                             3,611,687        3,693,245

PROPERTY AND EQUIPMENT, NET                                        459,682               --
INVESTMENTS AT COST                                             11,520,000        7,620,000
GOODWILL AND OTHER INTANGIBLE ASSETS, NET                        7,347,827               --
OTHER ASSETS                                                       103,002          103,002
                                                              ------------     ------------
                                                              $ 23,042,198     $ 11,416,247
                                                              ============     ============
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                        $  1,751,008     $     53,006
      Accrued expenses                                             224,007           46,174
      Due to related parties                                        33,635           16,101
                                                              ------------     ------------
Total Current Liabilities                                        2,008,650          115,281

LONG TERM DEBT                                                      50,000               --
COMMITMENTS & CONTINGENCIES                                             --               --

STOCKHOLDERS' EQUITY:
      Preferred Stock -- $0.0001 par value;
        10,000,000 shares authorized; 5,000 shares
        designated Series A; liquidation preference
        value $1,000 per share;                                          1                1
        shares issued & outstanding at March 31 and Dec 31
      Common Stock -- $0.0001 par value; 3,277
        20,000,000 shares authorized; shares issued and
      outstanding 19,349,924 at March 31, 2000 and
      17,170,998 at Dec 31, 1999                                     1,934            1,717
      Capital in excess of par - Preferred                       3,277,247        3,277,247
      Capital in excess of par - Common                         19,805,417        9,534,634
      Accumulated deficit                                       (1,547,895)        (959,477)
      Stock subscriptions receivable                                (7,156)          (7,156)
      Treasury stock, at cost (420 shares of Preferred)           (546,000)        (546,000)
                                                              ------------     ------------
Total Stockholders' Equity                                      20,983,548       11,300,966
                                                              ------------     ------------
                                                              $ 23,042,198     $ 11,416,247
                                                              ============     ============

   The accompanying notes are an integral part of these financial statements.

                            NETGAIN DEVELOPMENT, INC.
                    UNAUDITED CONSOLIDATED STATEMENTS OF LOSS

                                                  Three Months Ended
                                                        March 31,
                                              -----------------------------
                                                  2000             1999
                                              ------------     ------------
Revenue, net                                  $     24,948     $         --

Selling, General & Administrative Expenses         623,537               30
                                              ------------     ------------
Operating Loss                                    (598,589)             (30)

Interest Income                                     10,171               --
                                              ------------     ------------
Net Loss                                      $   (588,418)    $        (30)
                                              ============     ============
Basic Loss per Common Share                   $      (0.03)    $         --
                                              ============     ============
Weighted Average Number of Common Shares
Outstanding                                     17,403,367       10,021,000
                                              ============     ============

   The accompanying notes are an integral part of these financial statements.

                            NETGAIN DEVELOPMENT, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                             Three Months Ended
                                                                  March 31,
                                                        ---------------------------
                                                            2000            1999
                                                        -----------     -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
      Net Loss                                          $  (588,418)    $       (30)
      Non cash items:
          Amortization                                       69,582              --
          Consulting fees paid with common stock            171,000              --
      Changes in assets & liabilities, net of
      acquisitions :
      (Increase) decrease in:
          Accounts receivable                               (17,674)             --
          Prepaid expenses                                   18,000              --
          Due from related parties                            6,317              --
      Increase (decrease) in:
          Accounts payable                                   29,639              --
          Accrued expenses                                    1,184              --
          Due to related parties                             (7,466)             --
                                                        -----------     -----------
      Total adjustments                                     270,582              --
                                                        -----------     -----------
Total cash flows used in operating activities              (317,836)            (30)
                                                        -----------     -----------
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
      Investments in Partner Companies                   (4,735,000)             --
      Purchase of property and equipment                    (19,172)             --
      Cash acquired in acquisition                        3,056,223              --
                                                        -----------     -----------
Total cash flows (used in) from investing activities     (1,697,949)             --
                                                        -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock              1,500,000              --
                                                        -----------     -----------
Total cash flows from financing activities                1,500,000              --
                                                        -----------     -----------
NET INCREASE (DECREASE) IN CASH                            (515,785)            (30)

Cash, beginning of period                                 3,642,245              48
                                                        -----------     -----------
CASH, END OF PERIOD                                     $ 3,126,460     $        18
                                                        ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                            NETGAIN DEVELOPMENT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

NetGain Development, Inc., a Colorado corporation (the "Company"), was incorporated in 1981 for the purposes of gas exploration. From 1981 until 1993, the Company acted as an agent for oil and gas leaseholders. From 1993 until May 21, 1999, the Company was inactive. On May 21, 1999, a change of control and corporate objectives occurred. In connection with the change of control, all of the officers and directors resigned and new management and directors were appointed. The new corporate objective is to become a major technology and internet company (i) by operating our own subsidiaries, (ii) to a limited extent, by taking minority positions in companies and (iii) by acting as an incubator providing consulting services.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, CoolAudio.com, Inc. ("CoolAudio") and forsalebyowner.com Corp. ("FSBO") for the three months ended March 31, 2000, each of which was consolidated since its date of acquisition.

Although the Company refers to the companies in which it has acquired an equity ownership interest as its "Partner Companies" and that it has a partnership with these companies, it does not act as an agent or legal representative for any of its Partner Companies, it does not have authority to legally bind any of it Partner Companies and it does not have the types of liabilities in relation to its Partner Companies that a general partner of a partnership would have.

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1999 which are contained in the Company's 1999 Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission. The results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2000.

                            NETGAIN DEVELOPMENT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 3 - ACQUISITIONS AND INVESTMENTS IN PARTNER COMPANIES

Effective March 30, 2000, the Company completed its acquisition of CoolAudio, a business-to-business e-tailing enabler and e-retailer of "best in class" home entertainment products from around the world. The acquisition was completed through an Agreement and Plan of Merger between NetGain, CoolAudio and a wholly owned subsidiary of the Company pursuant to which each outstanding share of CoolAudio was converted into .08 of a share of the Company. As a result of the acquisition, CoolAudio.com has become a wholly owned operating subsidiary of the Company. The total purchase price for CoolAudio was valued at approximately $8.6 million consisting of 1,795,593 shares of the Company's common stock valued at approximately $7.3 million and options and warrants to purchase shares of the Company's common stock valued at approximately $1.3 million. The value of the Company's shares included in the purchase price was recorded net of a 35% market value discount to reflect the restrictions on transferability. The Company has accounted for this transaction under the purchase method of accounting. The aggregate purchase price exceeded the fair value of the net assets acquired by approximately $6.5 million.

Simultaneously with and in connection with the CoolAudio transaction, NetGain entered into Consulting Agreements with Rajiv Bhatia, Ted Karkus and Eric Schwartzman dated March 20, 2000. All of the agreements are for a term of one year, provided that either party may either terminate the agreement upon 30 days prior written notice. The agreements may be extended for additional one-year terms if not terminated.

With respect to Raj Bhatia's agreement, Mr. Bhatia is to be paid $7,500 per month, plus ordinary and reasonable out of pocket expenses. Mr. Bhatia was also granted, concurrently with the execution of the Agreement, non-qualified stock options to purchase an aggregate of 350,000 shares of common stock at an exercise price of $4.00 per share. Such options become exerciseable over a one-year period in equal quarterly installments and expire ten years from the date of grant.

With respect to Ted Karkus' agreement, Mr. Karkus is entitled to reimbursement of all ordinary and reasonable out of pocket expenses. Mr. Karkus was also granted, concurrently with the execution of the Agreement, non-qualified stock options to purchase an aggregate of 150,000 shares of common stock at an exercise price of $5.00 per share. Such options become exerciseable over a one-year period in equal quarterly installments and expire ten years from the date of grant.

                            NETGAIN DEVELOPMENT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 3 - ACQUISITIONS AND INVESTMENTS IN PARTNER COMPANIES (CONTINUED)

With respect to Eric Schwartzman's agreement, Mr. Schwartzman is entitled to reimbursement of all ordinary and reasonable out of pocket expenses. Mr. Schwartzman was also granted, concurrently with the execution of the Agreement, non-qualified stock options to purchase an aggregate of 50,000 shares of common stock at an exercise price of $5.00 per share. Such options become exerciseable over a one-year period in equal quarterly installments and expire ten years from the date of grant.

In January 2000, the Company acquired the domain name, www.forsalebyowner.com, together with a fully operational website, including designs, programming, database and technology for $835,000 in cash. The assets were purchased from the individual who owned the domain name and developed the website. Subsequent to the purchase, the Company assigned, transferred and delivered the assets to FSBO, a newly formed and wholly owned subsidiary of the Company. The Company has accounted for this transaction under the purchase method of accounting. The Company has allocated the entire purchase price to intangible assets, which is being amortized using the straight-line method over three years.

During the first quarter of fiscal year 2000, the Company increased its aggregate investments by $1.4 million in certain of its Partner Companies specifically, MicroCast, Perform.com and Orbit Networks. Also, during the first quarter of fiscal year 2000, the Company made new minority investments aggregating $2.5 million in the Linux Fund, eSaludo.com and Bascom. The Linux Fund is a holding company/incubator of eight LINUX software companies, with a large number of LINUX luminaries as founders, directors, and investors, including Netscape founder and Browser inventor Marc Anderseen. eSaludo is a Spanish electronic greeting card site which has an exclusive contract (for Spanish greeting cards) with Paramount, a major greeting card manufacturer. BASCOM is a LINUX-based middleware and plug-and-play network connectivity software provider for hardware integrators and ISP's to provide LINUX thin-server based easy and inexpensive Internet access by companies to ISP's without concern about firewall and web caching implementations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS.

In addition to historical information, this Report contains forward-looking statements regarding the Company and its Partner Companies, which represents the Company's expectations or beliefs including, but not limited to, statements concerning the Company's and our Partner Companies' operations, performance, financial condition, business strategies and other information. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue," or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. The statements by their nature involve substantial risk and uncertainties, certain of which are beyond the Company's and Partner Companies' control, and actual results may differ materially depending on a variety of important factors, including among other things:

         --- development of an e-commerce market, --- growth in demand for Internet products and services, --- our ability to identify trends in our markets and the markets of our Partner Companies,
         --- our and our Partner Companies' ability to successfully execute our business model,
         --- our ability to acquire interests in additional companies, --- our and our Partner Companies' ability to attractive key executives, and
         --- our Partner Companies' ability to successfully compete against direct and indirect competition.

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

RESULTS OF OPERATIONS

The Company's corporate objective is to become a major technology and internet company (i) by operating our own subsidiaries, (ii) to a limited extent, by taking minority positions in companies and (iii) by acting as an incubator providing consulting services. In light of the change in control of the Company and change in the Company's business focus, which was effective in June 1999, an analysis of the Company's results of operations for the three months ended March 31, 2000, compared to March 31, 1999, is not indicative of the results of operations in future periods.

The various interests that the Company acquires in its Partner Companies are accounted for under three broad methods: consolidation, equity method and cost method. The applicable method is generally, but not always, determined based on the Company's voting interest in a Partner Company. As of March 31, 2000, we owned interests in 18 companies, which we refer to as our Partner Companies. Of those 18, we consolidate two Partner Companies and the results of operations from those Partner Companies have been included in the Consolidated Statements of Loss from the date of acquisition. All intercompany accounts and transactions are eliminated. All other Partner Companies have been recorded under the cost method of accounting. Under this method, the Company's share of the earnings or losses of such Partner Companies is not included in the Unaudited Consolidated Statements of Loss.

For the three months ended March 31, 2000, FSBO was consolidated and accounted for all of our consolidated revenue and approximately 9% of our consolidated selling, general and administrative expense. CoolAudio was acquired effective March 30, 2000 and therefore no revenue and expense is reflected in the Company's Unaudited Consolidated Statements of Loss for the three months ended March 31, 2000.

Selling, general and administrative expenses comprise mostly consulting and professional fees, compensation, amortization and office services. The expenses are as a result of the infrastructure and resources necessary to implement and support our strategy. We expect certain of these expenses to increase as we continue our growth strategy. Amortization expense is expected to increase substantially, beginning in the next quarterly reporting period, as a result of our recent CoolAudio acquisition. In addition, we anticipate that amortization expense will increase in future periods as we continue to make acquisitions.

Interest income is comprised of interest earned on cash balances.

For the three months ended March 31, 2000, we recorded a net loss of $588,418. Excluding amortization and non-cash consulting fees the net loss was $347,836. The loss was primarily due to the factors described above. Management expects these losses to continue and possibly increase until the Company is able to successfully implement its business plan.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had cash and equivalents of $3,126,460. In addition, as of March 31, 2000, the Company had accounts payable of $1,751,008. These amounts are substantially a result of the acquisition of CoolAudio. As of March 31, 2000, the Company had working capital of approximately $1,603,037. Cash used in operations was $317,836 for the three months ended March 31, 2000 and resulted primarily from the net loss of $588,418 offset by non-cash charges of $240,582.

Cash used in investing activities was $1,697,949 for the three months ended March 31, 2000. This was comprised of investment in Partner Companies of $4,735,000 and purchase of property and equipment of $19,172 less cash acquired in our acquisition of CoolAudio. As discussed above, the Company expects investments to increase as part of its on-going strategy.

Cash provided by financing for the three months ended March 31, 2000 was generated by the sale of 333,333 shares of the Company's common stock for $4.50 per share or $1,500,000 in the aggregate.

The Company intends to continue to fund existing and future Internet efforts, acquire additional companies for cash, stock or other consideration. While it is expected that the Company's current working capital is sufficient for its internal needs, it is also expected that the Company will require additional working capital to fund future acquisitions and opportunities. Therefore, management intends to raise additional monies in order to enable it to continue to execute its strategy and develop its business plan.

YEAR 2000 COMPLIANCE

The Company and its subsidiaries have not experienced any material problems with network infrastructure, software, hardware and computer systems relating to the inability to recognize appropriate dates related to the year 2000. The Company and its subsidiaries are also not aware of any material Year 2000 problems with customer, suppliers or vendors. Accordingly, the Company and its subsidiaries do not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any Year 2000 issues.

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

ITEM 2.  CHANGES IN SECURITIES.

Effective February 11, 2000, the Company sold 333,333 shares of the Company's common stock for $4.50 per share or $1,500,000 in the aggregate. The shares were sold in a transaction exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended, to a non-U.S. Person (as defined in Regulation S). No fees or commissions were paid to brokers in connection with such transaction. The gross proceeds of $1,500,000 will be used for working capital and operations.

In addition, effective March 30, 2000, the Company issued 1,795,593 shares of its common stock in connection with the acquisition of all of the issued and outstanding shares of CoolAudio.com, Inc. The shares were issued in a private transaction exempt from registration. No commissions were paid to brokers in connection with this transaction.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a) Exhibits

            Exhibit 27 - Financial Data Schedule (SEC use only)

         b) Reports on Form 8-K

            Form 8-K dated March 31, 2000 and filed with the SEC on May 15, 2000 regarding the acquisition of Cool Audio.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NETGAIN DEVELOPMENT, INC.

Dated: May 22, 2000                         By: /S/ ANDREAS TYPALDOS
                                               ---------------------------------
                                                Andreas Typaldos
                                                Chairman of the Board,
                                                Chief Executive Officer
                                                and Principal Accounting Officer

                                 EXHIBIT INDEX

  EXHIBIT               DESCRIPTION
  -------               -----------
    27                  Financial Data Schedule