Form 10QSB
period 2000-06-30
NETGAIN DEVELOPMENT INC
filed 2000-08-14
CIK 1046529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For quarterly period ended June 30, 2000          Commission File Number 0-23123


                            NETGAIN DEVELOPMENT, INC.
        (Exact name of small business issuer as specified in its charter)


          Colorado                                              84-0856436
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

              152 West 57th Street, 40th Floor, New York, NY 10019
                    (Address of principal executive offices)

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

The Registrant has only one class of Common Stock outstanding. As of July 31, 2000, there were 21,691,314 shares of the Registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                            NETGAIN DEVELOPMENT, INC.

                                      INDEX
                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

             Consolidated Balance Sheets June 30, 2000 and
               December 31, 1999 ..........................................   3

             Consolidated Statements of Loss-- Three and Six
               Months ended June 30, ......................................   4

             Consolidated Statements of Cash Flows--Six Months
               ended June 30, 2000 ........................................   5

             Notes to Interim Consolidated Financial Statements ...........   6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of .....................................  10

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings.............................................  13

     Item 2. Changes in Securities.........................................  13

     Item 3. Subsequent Events.............................................  14

     Item 4. Defaults Upon Senior Securities...............................  14

     Item 5. Submission of Matters to a Vote of Security Holders...........  14

     Item 6. Other Information.............................................  14

     Item 7. Exhibits and Reports on Forms 8-K.............................  14

SIGNATURES.................................................................  15

                   NETGAIN DEVELOPMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             JUNE 30, 2000     DECEMBER 31,
                                                              (UNAUDITED)          1999
                                                              ------------     ------------
                                         ASSETS
CURRENT ASSETS:
   Cash & cash equivalents                                    $    322,086     $  3,642,245
   Accounts receivable, net                                         88,632               --
   Receivable from a Partner Company                             1,000,000               --
   Inventory                                                       292,084               --
   Prepaid expenses                                                 42,222           18,000
   Due from related parties                                             --           33,000
                                                              ------------     ------------
          Total Current Assets                                   1,745,024        3,693,245

PROPERTY AND EQUIPMENT, NET                                        433,446               --
INVESTMENTS AT COST                                             11,970,000        7,620,000
GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Note 3)               6,546,377               --
OTHER ASSETS                                                       106,542          103,002
                                                              ------------     ------------
                                                              $ 20,801,389     $ 11,416,247
                                                              ============     ============

                       LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                           $    943,819     $     53,006
   Accrued expenses                                                188,855           46,174
   Due to related parties                                            8,635           16,101
                                                              ------------     ------------
          Total Current Liabilities                              1,141,309          115,281

LONG TERM DEBT                                                          --               --
COMMITMENTS & CONTINGENCIES                                             --               --

STOCKHOLDERS' EQUITY:
Preferred Stock-- $0.0001 par value; 10,000,000
  shares authorized;  designated Series A                                1                1
Common Stock-- $0.0001 par value; 100,000,000
  shares authorized; shares issued and                               2,158            1,717
Capital in excess of par -- Preferred                            3,277,247        3,277,247
Capital in excess of par -- Common                              23,080,292        9,534,634
Accumulated deficit                                             (6,146,462)        (959,477)
Stock subscriptions receivable                                      (7,156)          (7,156)
Treasury stock, at cost (420 shares of Preferred)                 (546,000)        (546,000)
                                                              ------------     ------------
Total Stockholders' Equity                                      19,660,080       11,300,966
                                                              ------------     ------------
                                                              $ 20,801,389     $ 11,416,247
                                                              ============     ============

   The accompanying notes are an integral part of these financial statements.

                   NETGAIN DEVELOPMENT, INC. AND SUBSIDIARIES
                    UNAUDITED CONSOLIDATED STATEMENTS OF LOSS

                                                      THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------     ---------------------------
                                                          2000            1999            2000            1999
                                                      ------------    -----------     ------------    -----------
Revenue, net                                          $    155,116    $        --     $    180,064    $        --

Cost of Sales                                              130,814                         130,814
                                                      ------------                    ------------
Gross Profit                                                24,302                          49,250
Selling, General & Administrative Expenses                 770,052         61,305        1,153,007         61,335
Amortization of Intangibles                                601,450             --          671,032             --
Public Relations Consultancy Fee (Note 4)                3,252,600                       3,423,600
Operating Loss                                          (4,599,800)       (61,305)      (5,198,389)       (61,335)

Interest Income                                              1,233             --           11,404             --
                                                      ------------    -----------     ------------    -----------
Net Loss                                              $ (4,598,567)   $   (61,305)    $ (5,186,985)   $   (61,335)
                                                      ============    ===========     ============    ===========
Basic Loss per Common Share                           $       (.24)   $     (0.01)    $       (.28)   $     (0.01)
                                                      ============    ===========     ============    ===========
Weighted Average Number of Common Shares Outstanding    19,564,927      9,521,507       18,484,146      9,521,507

   The accompanying notes are an integral part of these financial statements.

                   NETGAIN DEVELOPMENT, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------
                                                                  2000             1999
                                                               -----------     -----------
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:
  Net Loss                                                     $(5,186,985)    $   (61,335)
  Non cash items:
   Depreciation and amortization                                   697,267              --
   Public relations consultancy fee paid with
    common stock (Note 4)                                        3,423,600              --
  Changes in operating assets & liabilities,
    excluding effects from acquisitions of a
    subsidiary
  (Increase) decrease in:
    Accounts receivable                                            (74,359)             --
    Inventory                                                      114,201
    Prepaid expenses                                                (3,910)        (25,000)
    Due from related parties                                           534          50,000
    Other                                                           (3,540)        494,647
  (Decrease) increase in:
    Accounts payable and accrued expenses                         (611,518)         50,105
                                                               -----------     -----------
Net cash flows (used in) from operating activities              (1,644,710)        508,417
                                                               -----------     -----------
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
  Investments in Partner Companies                              (4,350,000)     (2,250,000)
  Investment in subsidiary                                        (835,000)
  Purchase of property and equipment                               (19,172)             --
  Receivable from a Partner Company                             (1,000,000)             --
  Cash acquired in acquisition of a subsidiary                   3,056,223              --
                                                               -----------     -----------
Net cash used in investing activities                           (3,147,949)     (2,250,000)
                                                               -----------     -----------
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
  Repayment of long term debt                                      (50,000)             --
  Proceeds from issuance of common stock                         1,522,500       3,493,623
                                                               -----------     -----------
Net cash flows from financing activities                         1,472,500       3,493,623
                                                               -----------     -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (3,320,159)      1,752,040
Cash and cash equivalents, beginning of period                   3,642,245              48
                                                               -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $   322,086     $ 1,752,088
                                                               ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                   NETGAIN DEVELOPMENT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, CoolAudio.com, Inc. ("CoolAudio") and forsalebyowner.com Corp. ("FSBO") for the three- and six- month periods ended June 30, 2000, each of which was consolidated since its date of acquisition.

     Although the Company refers to the companies in which it has acquired an equity ownership interest as its "Partner Companies" and that it has a partnership with these companies, it does not act as an agent or legal representative for any of its Partner Companies, it does not have authority to legally bind any of its Partner Companies and it does not have the types of liabilities in relation to its Partner Companies that a general partner of a partnership would have.

NOTE 2 - BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1999 which are contained in the Company's 1999 Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission. The results for the three-and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2000. Certain prior year amounts in the consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to conform with the current year presentation.

                   NETGAIN DEVELOPMENT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - ACQUISITIONS AND INVESTMENTS IN PARTNER COMPANIES

     Effective March 30, 2000, the Company completed its acquisition of CoolAudio, a business-to-business e-tailing enabler and e-retailer of "best in class" home entertainment products from around the world. The acquisition was completed through an Agreement and Plan of Merger between NetGain, CoolAudio and a wholly owned subsidiary of the Company pursuant to which each outstanding share of CoolAudio was converted into .08 of a share of the Company. As a result of the acquisition, CoolAudio.com has become a wholly owned operating subsidiary of the Company. The total purchase price for CoolAudio was valued at approximately $8.6 million consisting of 1,795,593 shares of the Company's common stock valued at approximately $7.3 million and options and warrants to purchase shares of the Company's common stock valued at approximately $1.3 million. The value of the Company's shares included in the purchase price was recorded net of a 35% market value discount to reflect the restrictions on transferability. The Company has accounted for this transaction under the purchase method of accounting. The aggregate purchase price exceeded the fair value of the net assets acquired by approximately $6.4 million. The Company has allocate this to goodwill and other intangible assets which is being amortized over a three (3) year period.

     CoolAudio was acquired effective March 30, 2000 and therefore no revenue and expense is reflected in the Company's Unaudited Consolidated Statement of Loss for the period January 1 - March 31, 2000. The pro forma condensed Statements of Loss below present the results of operations of the Company for the six months ended June 30, 2000 assuming the acquisition of CoolAudio occurred on January 1, 2000. The amounts presented for the Company have been derived from the Company's historical financial statements for the six months ended June 30, 2000. The amounts presented for CoolAudio are the historical financial position and results of operations of CoolAudio. Had the acquisition occurred on January 1, 2000, actual results of operations would likely have differed from the amounts presented in these pro forma statements. These unaudited pro forma condensed consolidated financial statements are not necessarily indicative of the results of operations that would have been attained had the acquisition actually taken place on the dates indicated and do not purport to be indicative of the effects that may be expected to occur in the future.

                            NETGAIN DEVELOPMENT, INC
                UNAUDITED PRO FORMA CONDENSED STATEMENTS OF LOSS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                 SIX MONTHS ENDED    PERIOD ENDED
                                  JUNE 30, 2000       JANUARY 1 -
                                   CONSOLIDATED     MARCH 31, 2000       PRO FORMA
                                     NETGAIN          COOL AUDIO        ADJUSTMENTS      PRO FORMA
                                     -------        --------------      -----------      ---------
Revenue                           $    180,064        $     58,520                      $   238,584
Cost of Goods Sold                     130,814              56,532                          187,346
Gross Profit                            49,250               1,988                           51,238
Operating Expenses                   5,247,639           1,295,605        494,467(a)      7,037,711
Operating Loss                      (5,198,389)         (1,293,617)                      (6,986,473)
Other income                                 0               1,213                            1,213
Interest income                         11,404               5,786                           17,190
Net Loss                          $ (5,186,985)       $ (1,286,618)    $ (494,467)(a)   $(6,968,070)
Basic Loss per Share              $      (0.28)                                         $     (0.36)
Weighted Average Common Shares
  Outstanding                       18,484,146                                           19,372,199

----------
(a)  Goodwill in the amount of $5,933,606 is being amortized over three years.

                   NETGAIN DEVELOPMENT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - ACQUISITIONS AND INVESTMENTS IN PARTNER COMPANIES (CONTINUED)

     Simultaneously with and in connection with the CoolAudio transaction, NetGain entered into Consulting Agreements with Rajiv Bhatia, Ted Karkus and Eric Schwartzman dated March 20, 2000. All of the agreements are for a term of one year, provided that either party may either terminate the agreement upon 30 days prior written notice. The agreements may be extended for additional one-year terms if not terminated. Two of the agreements were subsequently revised on June 12, 2000.

     With respect to Rajiv Bhatia's agreement, Mr. Bhatia is to be paid $7,500 per month, plus ordinary and reasonable out of pocket expenses. Mr. Bhatia was also granted, concurrently with the execution of the Agreement, non-qualified stock options to purchase an aggregate of 350,000 shares of common stock at an exercise price of $1.75 per share. Such options become exerciseable over a one-year period in equal quarterly installments and expire ten years from the date of grant. The exercise price was amended from $4.00 to $1.75 per share on June 12, 2000.

     With respect to Ted Karkus' agreement, Mr. Karkus is entitled to reimbursement of all ordinary and reasonable out of pocket expenses. Mr. Karkus was also granted, concurrently with the execution of the Agreement, non-qualified stock options to purchase an aggregate of 150,000 shares of common stock at an exercise price of $1.75 per share. Such options become exerciseable over a one-year period in equal quarterly installments and expire ten years from the date of grant. The exercise price was amended from $5.00 to $1.75 per share on June 12, 2000.

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

                   NETGAIN DEVELOPMENT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - ACQUISITIONS AND INVESTMENTS IN PARTNER COMPANIES (CONTINUED)

     During the first quarter of fiscal year 2000, the Company increased its aggregate investments by $1.4 million in certain of its Partner Companies specifically, MicroCast, Perform.com and Orbit Networks. Also, during the first quarter of fiscal year 2000, the Company made new minority investments aggregating $2.5 million in the Linux Fund, eSaludo.com and Bascom. The Linux Fund is a holding company/incubator of eight LINUX software companies, with a large number of LINUX luminaries as founders, directors, and investors, including Netscape founder and Browser inventor Marc Anderseen. eSaludo is a Spanish electronic greeting card site which has an exclusive contract (for Spanish greeting cards) with Paramount, a major greeting card manufacturer. BASCOM is a LINUX-based middleware and plug-and-play network connectivity software provider for hardware integrators and ISP's to provide LINUX thin-server based easy and inexpensive Internet access by companies to ISP's without concern about firewall and web catching implementations.

     During the second quarter of fiscal year 2000, the Company increased its aggregate investments by $1.2 million in certain of its Partner Companies specifically, eSaludo.com and Bascom. Also during the second quarter of fiscal year 2000, the Company made a new minority investment of $.25 million in College Boardwalk.com. The $1 million investment in the Linux Fund was reclassified as a receivable from a Partner Company, since Linux Fund will be paying the $1 million back to the Company within the next 30 - 90 days.

NOTE 4 -  PUBLIC RELATIONS CONSULTANCY FEE

     On January 1, 2000, the Company issued 50,000 shares of common stock valued at $171,000 to Access I Financial in connection with an agreement to obtain various investor relations consulting services.

     During June 2000, the Company issued 1,390,000 shares of common stock valued at $3,252,600 to Liviakis Financial Communications, Inc in connection with an agreement to obtain public relations consulting services.

                   NETGAIN DEVELOPMENT, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In addition to historical information, this Report contains forward-looking statements regarding the Company and its Partner Companies, which represents the Company's expectations or beliefs including, but not limited to, statements concerning the Company's and our Partner Companies' operations, performance, financial condition, business strategies and other information. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue," or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. The statements by their nature involve substantial risk and uncertainties, certain of which are beyond the Company's and Partner Companies' control, and actual results may differ materially depending on a variety of important factors, including among other things:

     *    development of an e-commerce market,
     *    growth in demand for Internet products and services,
     * our ability to identify trends in our markets and the markets of our Partner Companies,
     * our and our Partner Companies' ability to successfully execute our business model,
     *    our ability to acquire interests in additional companies,
     *    our and our Partner Companies' ability to attract key executives, and
     * our Partner Companies' ability to successfully compete against direct and indirect competition.

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

BASIS OF PRESENTATION

     Certain  amounts  for  prior  periods  in  the  accompanying   consolidated
financial statements, and in the discussion below have been reclassified to conform with the current period presentations.

                   NETGAIN DEVELOPMENT, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

     The Company's corporate objective is to become a major technology and internet company (i) by operating our own subsidiaries, (ii) to a limited extent, by taking minority positions in companies and (iii) by acting as an incubator providing consulting services. In light of the change in control of the Company and change in the Company's business focus, which was effective in June 1999, an analysis of the Company's results of operations for the three- and six-month periods ended June 30, 2000, compared to June 30, 1999, is not indicative of the results of operations in future periods.

     The various interests that the Company acquires in its Partner Companies are accounted for under three broad methods: consolidation, equity method and cost method. The applicable method is generally, but not always, determined based on the Company's voting interest in a Partner Company. As of June 30, 2000, we owned interests in 18 companies, which we refer to as our Partner Companies. Of those 18, we consolidate two Partner Companies and the results of operations from those Partner Companies have been included in the Consolidated Statements of Loss from the date of acquisition. All intercompany accounts and transactions are eliminated. All other Partner Companies have been recorded under the cost method of accounting. Under this method, the Company's share of the earnings or losses of such Partner Companies is not included in the Unaudited Consolidated Statements of Loss.

     For the three months ended March 31, 2000, FSBO was consolidated and accounted for all of our consolidated revenue and approximately .6% of our consolidated selling, general and administrative expense. For the three months ended June 30, 2000, FSBO accounted for 42 % of our consolidated revenue and approximately 1% of our consolidated selling, general and administrative expense. CoolAudio was acquired effective March 30, 2000 and therefore no revenue and expense is reflected in the Company's Unaudited Consolidated Statements of Loss for period January 1, - March 31, 2000. For the three months ended June 30, 2000, CoolAudio was consolidated and accounted for 50% of our consolidated revenue and approximately .07% of our consolidated selling, general and administrative expense.

     Selling, general and administrative expenses comprise mostly professional fees, compensation and office services. The expenses are as a result of the infrastructure and resources necessary to implement and support our strategy. We expect certain of these expenses to increase as we continue our growth strategy.

     Amortization expense increased substantially in the current quarterly reporting period, as a result of our recent CoolAudio acquisition. In addition, we anticipate that amortization expense will increase in future periods as we continue to make acquisitions.

     Interest income is comprised of interest earned on cash balances.

     For the six months ended June 30, 2000, we recorded a net loss of $5,186,985. Excluding amortization and non-cash public relations consulting fees the net loss was $1,092,353. The loss was primarily due to the factors described above. Management expects these losses to continue and possibly increase until the Company is able to successfully implement its business plan.

                   NETGAIN DEVELOPMENT, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, the Company had cash and equivalents of $322,086. In addition, as of June 30, 2000, the Company had accounts payable of $943,819. These amounts are substantially a result of the acquisition of CoolAudio. As of June 30, 2000, the Company had working capital of approximately $603,715. Cash used in operations was $1,644,710 for the six months ended June 30, 2000 and resulted primarily from the net loss of $5,186,985 offset by non-cash charges of $4,120,867.

     Cash used in investing activities was $3,147,949 for the six months ended June 30, 2000. This was comprised of investment in Partner Companies of $5,185,000, Receivable from a Partner Company of $1,000,000 and purchase of property and equipment of $19,172 less cash acquired in our acquisition of CoolAudio. As discussed above, the Company expects investments to increase as part of its on-going strategy.

     Cash provided by financing for the six months ended June 30, 2000 was generated by the sale of 333,333 shares of the Company's common stock for $4.50 per share or $1,500,000 in the aggregate and the sale of 9,000 shares of the Company's common stock for $2.50 per share or $22,500 in the aggregate.

     The Company believes that additional liquidity and increased capital resources, as well as increased profitability, will be developed as a result of the two following transactions in the quarter ending Sept. 30, 2000.

     On July 12, 2000 AsiaNetCorp. Ltd., one of the Company's Partner companies, agreed to be acquired by Littauer Technologies Company Ltd., in a stock deal valued at approximately $1.2 billion. Under the terms of the merger, seven shares of AsiaNetCorp will be exchanged for one share of Littauer Technologies. At the time of the closing of that transaction, based on the stock price of Littauer Technologies, the unrealized profit to the Company as a result of the transaction was approximately $11 million. The cost of the Company's investment in AsiaNet is $1 million. The stock price of Littauer is highly volatile and is currently significantly lower than at the time of closing and there is no guarantee that such a profit will be sustained by the time the Company sells its shares to realize its profit. Twenty percent of the shares received by NetGain are sellable now and 80% will be sellable in January 2001. Based on the sale of the Company's free trading shares of Littauer stock the Company expects to generate cash proceeds to increase its capital resources.

     The Company intends to continue to fund existing and future Internet efforts, acquire additional companies for cash, stock or other consideration. The Company will require additional working capital to fund operations and future acquisitions and opportunities. Therefore, management intends to raise additional monies in order to enable it to continue to execute its strategy and develop its business plan.

     During June 2000 the Company retained Liviakis Financial Communciations, Inc. ("Liviakis") as financial public relations consultant to the Company for a one (1) year period. Liviakis will: (1) present the Company's name to a wide array of financial market professionals and financial media sources; (2) provide access to financial media outlets that the Company otherwise could not easily reach; and (3) consult and assist the Company in developing and implementing appropriate plans and means for presenting the Company and its business plans, strategy and personnel to the financial community, establishing an image for the Company in the financial community, and creating the foundation for subsequent financial public relations efforts. Liviakis' fee for its services is as follows: (1) One Million Three Hundred Ninety Thousand (1,390,000) shares of the Company's common stock; and (2) a monthly consultancy fee of One Thousand (1,000) shares of the Company's common stock.

     On August 11, 2000, the Company agreed with certain of its current shareholders, who had funded the Company with the same Series A Convertible Preferred Stock financing in the past, to effect a private financing of Series A Convertible Preferred Stock to "accredited investors" pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, for the sale of 1,000 shares of series A Convertible Preferred Stock at a price of $1,000 per share, resulting in gross proceeds to us of $1,000,000. No fees or commissions will be paid to brokers in connection with such transaction. We intend to use these proceeds for operations, to acquire operating entities and to purchase equity positions in a number of Internet private companies.

                   NETGAIN DEVELOPMENT, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     There is one legal proceeding against the Company, for which the Company has negotiated a settlement agreement with plaintiffs pending final court approval of that settlement. This legal proceeding in which the Company has been named as a defendant, is a lawsuit filed in federal court in New Jersey by two individuals who, pursuant to a merger agreement, sold their stock in a company named Conversion Services International, Inc. ("CSI") to Elligent Consulting Group, Inc. ("Elligent"), a company for which Andreas Typaldos acts as Chairman, CEO and President. The plaintiffs added to their original complaint charges purportedly brought derivatively on behalf of Elligent. Those added claims are to the effect that Typaldos and another NetGain Board member diverted business opportunities of Elligent, namely the concept and strategy of NetGain becoming an internet incubator company and the opportunity of offering technology and consulting services to, and investing in, early stage Internet companies. The Company is alleged to have been unjustly enriched by being the recipient of those purported opportunities.

     While the Company believes that the claim against it is without merit and has vigorously defended itself, it also believes that an amicable settlement is in the best interest of the Company and its shareholders because of the cost of continuing litigation in terms of legal costs and management distraction. The agreed settlement of this proceeding includes a non-cash payment of 475,000 shares of NetGain to Elligent and to plaintiff's attorneys of which 187,500 shares is returnable back to NetGain if the price of its stock remains at a certain level one year after the date of settlement, and $50,000 in cash for legal fees.

ITEM 2. CHANGES IN SECURITIES.

     On January 1, 2000, the Company issued 50,000 shares of common stock in connection with an agreement to obtain various investor relations consulting services.

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

     Effective June 12, 2000, the Company sold 9,000 shares of the Company's common stock for $2.50 per share or $22,500 in the aggregate. No fees or commissions were paid to brokers in connection with such transaction. The gross proceeds of $22,500 will be used for working capital and operations.

     During the second quarter of 2000 a total of 1,659 shares of preferred stock were converted to 831,924 shares of common stock.

     During June 2000, the Company issued 1,390,000 shares of the Company's common stock to Liviakis Financial Communications, Inc. in exchange for public relations consultancy services to be performed.

                   NETGAIN DEVELOPMENT, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 3. SUBSEQUENT EVENTS

     None

ITEM 4. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 6. OTHER INFORMATION

     None

ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K.

     a)   Exhibits

          Exhibit 27-- Financial Data Schedule (SEC use only)

     b)   Reports on Form 8-K

          Form 8-K dated March 31, 2000 and filed with the SEC on May 15, 2000 regarding the acquisition of Cool Audio.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Netgain Development, Inc.


Dated: August 11, 2000                  By: /s/ Andreas Typaldos
                                            ------------------------------------
                                            Andreas Typaldos
                                            Chairman of the Board and
                                            Chief Executive Officer