Form 10QSB
period 2000-09-30
NETGAIN DEVELOPMENT INC
filed 2000-11-14
CIK 1046529

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For quarterly period ended September 30, 2000     Commission File Number 0-23123

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

The Registrant has only one class of Common Stock outstanding. As of Oct 31, 2000, there were 23,199,609 shares of the Registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                            NETGAIN DEVELOPMENT, INC.

                                      INDEX
                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

             Consolidated Balance Sheets September 30, 2000 and
               December 31, 1999 ..........................................   3

             Consolidated Statements of Loss--Three and Nine
               Months ended September 30, 2000 and 1999 ...................   4

             Consolidated Statements of Cash Flows--Nine Months
               ended September 30, 2000 and 1999 ..........................   5

             Notes to Interim Consolidated Financial Statements ...........   6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations ..........................  11

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings.............................................  14

     Item 2. Changes in Securities.........................................  14

     Item 3. Subsequent Events.............................................  15

     Item 4. Defaults Upon Senior Securities...............................  15

     Item 5. Submission of Matters to a Vote of Security Holders...........  15

     Item 6. Other Information.............................................  15

     Item 7. Exhibits and Reports on Forms 8-K.............................  15

SIGNATURES.................................................................  16

                   NETGAIN DEVELOPMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                             September 30,     December 31,
                                                                 2000             1999
                                                              ------------     ------------
                                                              (Unaudited)
                                         ASSETS
CURRENT ASSETS:
   Cash & cash equivalents                                    $    121,319     $  3,642,245
   Accounts receivable, net                                         77,329               --
   Receivable from Partner Companies                             2,000,000               --
   Marketable Securities (Note 3)                                1,459,833               --
   Inventory                                                       282,159               --
   Prepaid expenses                                                  1,550           18,000
   Due from related parties                                             --           33,000
                                                              ------------     ------------
          Total Current Assets                                   3,942,190        3,693,245

PROPERTY AND EQUIPMENT, NET                                        409,876               --
INVESTMENTS AT COST                                              9,523,950        7,620,000
GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Note 4)               2,599,141               --
OTHER ASSETS                                                       103,002          103,002
                                                              ------------     ------------
                                                              $ 16,578,158     $ 11,416,247
                                                              ============     ============
                       LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                           $  1,338,949     $     53,006
   Accrued expenses                                                335,925           46,174
   Due to related parties                                          200,635           16,101
                                                              ------------     ------------
          Total Current Liabilities                              1,875,509          115,281

LONG TERM DEBT                                                          --               --
COMMITMENTS & CONTINGENCIES                                             --               --

STOCKHOLDERS' EQUITY:
   Preferred Stock-- $0.0001 par value; 10,000,000
     shares authorized;  designated Series A                             1                1
   Common Stock-- $0.0001 par value; 100,000,000
     shares authorized; 23,157,301 shares issued
     and outstanding                                                 2,316            1,717
   Capital in excess of par -- Preferred                         2,702,247        3,277,247
   Capital in excess of par -- Common                           24,678,522        9,534,634
   Accumulated deficit                                         (11,895,438)        (959,477)
   Stock subscriptions receivable                                   (7,156)          (7,156)
   Treasury stock, at cost (420 shares of Preferred)              (546,000)        (546,000)
   Accumulated other comprehensive income (Note 3)                (231,842)              --
                                                              ------------     ------------
          Total Stockholders' Equity                            14,702,650       11,300,966
                                                              ------------     ------------
                                                              $ 16,578,158     $ 11,416,247
                                                              ============     ============

   The accompanying notes are an integral part of these financial statements.

                   NETGAIN DEVELOPMENT, INC. AND SUBSIDIARIES
                    UNAUDITED CONSOLIDATED STATEMENTS OF LOSS

                                                           Three Months Ended             Nine Months Ended
                                                              September 30,                 September 30,
                                                      ---------------------------    ---------------------------
                                                          2000            1999           2000            1999
                                                      ------------    -----------    ------------    -----------
Revenue, net                                          $    110,153    $        --    $    290,217    $        --

Cost of Sales                                                9,723             --         140,537             --
                                                      ------------     ----------    ------------    -----------
Gross Profit                                               100,430                        149,680
Selling, General & Administrative Expenses                 881,519        180,698       2,034,526        242,033
Amortization of Intangibles                                246,872             --         917,904             --
Public Relations Consultancy Fee (Note 4)                       --                      3,423,600             --
Impairment of goodwill (Note 4)                          3,900,361             --       3,900,361             --
Lawsuit settlement                                         699,437             --         699,437             --
                                                      ------------     ----------    ------------    -----------
Operating Loss                                          (5,627,759)      (180,698)    (10,826,148)      (242,033)

Loss on investment (Note 4)                               (120,000)            --        (120,000)            --
Interest (expense) Income                                   (1,217)            --          10,187             --
                                                      ------------    -----------    ------------    -----------
Loss before income tax benefits                       $ (5,748,976)   $  (180,698)   $(10,935,961)   $  (242,033)
Income tax benefits                                             --        (96,800)             --        (96,800)
                                                      ============    ===========    ============    ===========
Net loss after income tax benefits                    $ (5,748,976)   $   (83,898)   $(10,935,961)   $  (145,233)
Basic Loss per Common Share                           $      (0.26)   $     (0.01)   $      (0.54)   $     (0.01)
                                                      ============    ===========    ============    ===========
Weighted Average Number of Common Shares Outstanding    21,830,876     12,971,000      20,200,764     11,458,179

                   NETGAIN DEVELOPMENT, INC. AND SUBSIDIARIES
                    UNAUDITED STATEMENT OF COMPREHENSIVE LOSS

                                                           Three Months Ended           Nine Months Ended
                                                              September 30,               September 30,
                                                      -------------------------    -------------------------
                                                          2000          1999           2000          1999
                                                      ------------    ---------    ------------    ---------
NET LOSS                                              $ (5,748,976)      --        $(10,935,961)       --

OTHER COMPREHENSIVE INCOME:
  Unrealized gains (losses) on securities:
    Unrealized gains                                       330,660       --             330,660        --
    Unrealized losses                                     (562,502)      --            (562,502)       --
                                                      ------------                 ------------
    Comprehensive loss                                $ (5,980,818)      --        $(11,167,803)       --
                                                      ============                 ============

   The accompanying notes are an integral part of these financial statements.

                   NETGAIN DEVELOPMENT, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                         Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                         2000          1999
                                                     ------------   -----------
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:
  Net Loss                                           $(10,935,961)  $  (145,233)
  Non cash items:
   Depreciation and amortization                          973,571            --
   Public relations consultancy fee paid with
    common stock (Note 4)                               3,423,600            --
   Write off of goodwill (Note 4)                       3,900,361
   Loss on investment (Note 4)                            120,000
   Lawsuit settlement                                     699,437
  Changes in operating assets & liabilities,
    excluding effects from acquisitions of a
    subsidiary
  (Increase) decrease in:
    Accounts receivable                                   (63,056)           --
    Preferred stock subscriptions receivable                           (275,020)
    Common stock subscription receivable                                 (1,445)
    Deferred tax receivable                                             (96,800)
    Inventory                                             124,127
    Prepaid expenses                                       36,762
    Due from related parties                              192,534
    Other                                                               (61,667)
    Non-cash consideration for services                                   1,521
  (Decrease) increase in:
    Accounts payable and accrued expenses                (269,315)      149,005
                                                      -----------   -----------
Net cash flows used in operating activities            (1,797,940)     (429,639)
                                                      -----------   -----------
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
  Investments in Partner Companies                     (1,700,000)   (2,250,000)
  Investment in subsidiary                               (835,000)           --
  Investment in marketable securities                  (1,700,000)           --
  Proceeds from sale of marketable securities               8,325            --
  Purchase of property and equipment                      (25,033)           --
  Receivable from a Partner Company                    (2,000,000)           --
  Cash acquired in acquisition of a subsidiary          3,056,223            --
                                                      -----------   -----------
Net cash used in investing activities                  (3,195,485)   (2,250,000)
                                                      -----------   -----------
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
  Repayment of long term debt                             (50,000)           --
  Proceeds from issuance of common stock                1,522,500        13,851
  Proceeds from issuance of preferred stock                    --     3,552,248
                                                      -----------   -----------
Net cash flows from financing activities                1,472,500     3,566,099
                                                      -----------   -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS   (3,520,925)      886,460
Cash and cash equivalents, beginning of period          3,642,245            48
                                                      -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $   121,319   $   886,508
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

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, CoolAudio.com, Inc. ("CoolAudio") and forsalebyowner.com Corp. ("FSBO") for the three- and nine-month periods ended September 30, 2000, each of which was consolidated since its date of acquisition.

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

NOTE 2 - BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1999 which are contained in the Company's 1999 Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission. The results for the three-and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 2000. Certain prior year amounts in the consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to conform with the current year presentation.

                   NETGAIN DEVELOPMENT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - MARKETABLE SECURITIES

     Companies are required to classify each of their investment into one of the three categories, with different accounting for each category. At September 30, 2000, management has classified certain of their equity securities as available-for-sale securities, which are reported at fair market value, with unrealized gains and losses reported as other comprehensive income. Gains or losses on the sale of securities are recognized on a specific identification basis. The Company investment in marketable securities for the nine-month ended September 30, 2000 is summarized as follows:

                                                   Unrealized Gain  Fair Market
                                   Amortized Cost      (Loss)          Value
                                     ----------      ----------      ----------
Balance June 30, 2000                $       --      $       --      $       --
Transfer to marketable securities
  from investments at cost            1,691,675              --       1,691,675
Unrealized loss during 3rd Quarter           --        (231,842)       (231,842)
                                     ----------      ----------      ----------
Balance as of September 30,2000      $1,691,675      $ (231,842)     $1,459,833
                                     ==========      ==========      ==========

NOTE 4 - ACQUISITIONS AND INVESTMENTS IN PARTNER COMPANIES

     Effective March 30, 2000, the Company completed its acquisition of CoolAudio, a business-to-business e-tailing enabler and e-retailer of "best in class" home entertainment products from around the world. The acquisition was completed through an Agreement and Plan of Merger between NetGain, CoolAudio and a wholly owned subsidiary of the Company pursuant to which each outstanding share of CoolAudio was converted into .08 of a share of the Company. As a result of the acquisition, CoolAudio.com has become a wholly owned operating subsidiary of the Company. The total purchase price for CoolAudio was valued at approximately $8.6 million consisting of 1,795,593 shares of the Company's common stock valued at approximately $7.3 million and options and warrants to purchase shares of the Company's common stock valued at approximately $1.3 million. The value of the Company's shares included in the purchase price was recorded net of a 35% market value discount to reflect the restrictions on transferability. The Company has accounted for this transaction under the purchase method of accounting. The aggregate purchase price exceeded the fair value of the net assets acquired by approximately $6.4 million. The Company has allocated this to goodwill and other intangible assets which is being amortized over a three (3) year period.

     CoolAudio was acquired effective March 30, 2000 and therefore no revenue and expense is reflected in the Company's Unaudited Consolidated Statement of Loss for the period January 1 - March 31, 2000. The pro forma condensed Statements of Loss below present the results of operations of the Company for the Nine months ended September 30, 2000 assuming the acquisition of CoolAudio occurred on January 1, 2000. The amounts presented for the Company have been derived from the Company's historical financial statements for the Nine months ended September 30, 2000. The amounts presented for CoolAudio are the historical financial position and results of operations of CoolAudio. Had the acquisition occurred on January 1, 2000, actual results of operations would likely have differed from the amounts presented in these pro forma statements. These unaudited pro forma condensed consolidated financial statements are not necessarily indicative of the results of operations that would have been attained had the acquisition actually taken place on the dates indicated and do not purport to be indicative of the effects that may be expected to occur in the future.

                            NETGAIN DEVELOPMENT, INC
                UNAUDITED PRO FORMA CONDENSED STATEMENTS OF LOSS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


                       Nine Months Ended    Period Ended
                       September 30, 2000    January 1 -
                          Consolidated     March 31, 2000     Pro Forma
                            Netgain          Cool Audio      Adjustments      Pro Forma
                          ------------      ------------    -------------    ------------
Revenue                   $    290,217      $     58,520                     $    348,737
Cost of Goods Sold             140,537            56,532                          197,069
Gross Profit                   149,680             1,988                          151,668
Operating Expenses           6,376,030         1,295,605       494,467          8,166,102
Operating Loss              (6,226,350)       (1,293,617)     (494,467)        (8,014,434)
Loss on investment            (120,000)                                          (120,000)
Lawsuit settlement            (699,437)                                          (699,437)
Write off of goodwill       (3,900,361)                                        (3,900,361)
Other income                         0             1,213                            1,213
Interest income                 10,187             5,786                           15,973
Net Loss                  $(10,935,961)     $ (1,286,618)   $ (494,467)      $(12,717,046)
Basic Loss per Share      $      (0.54)                                      $      (0.60)
Weighted Average Common
  Shares Outstanding        20,200,764                                         21,088,817

     Simultaneously with and in connection with the CoolAudio transaction, NetGain entered into Consulting Agreements with Rajiv Bhatia, Ted Karkus and Eric Schwartzman dated March 20, 2000. All of the agreements are for a term of one year, provided that either party may terminate the agreement upon 30 days prior written notice. The agreements may be extended for additional one-year terms if not terminated. Two of the agreements were subsequently revised on June 12, 2000.

     With respect to Rajiv Bhatia's agreement, Mr. Bhatia was paid $7,500 per month,through July 31, 2000, plus ordinary and reasonable out of pocket expenses. Mr. Bhatia was also granted, concurrently with the execution of the Agreement, non-qualified stock options to purchase an aggregate of 350,000 shares of common stock at an exercise price of $1.75 per share. Such options become exerciseable over a one-year period in equal quarterly installments and expire ten years from the date of grant. The exercise price was amended from $4.00 to $1.75 per share on June 12, 2000.

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

                   NETGAIN DEVELOPMENT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - ACQUISITIONS AND INVESTMENTS IN PARTNER COMPANIES (CONTINUED)

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

     During the second quarter of fiscal year 2000, the Company increased its aggregate investments by $1.2 million in certain of its Partner Companies specifically, eSaludo.com and Bascom. Also during the second quarter of fiscal year 2000, the Company made a new minority investment of $.25 million in College Boardwalk.com. The $1 million investment in the Linux Fund was reclassified as a receivable from a Partner Company, since Linux Fund will be paying the $1 million back to the company prior to December 31, 2000.

     During the third quarter of fiscal year 2000, the company decreased its aggregate investments by $6.2 million in certain of its partner companies as a result of the following transactions. An additional $50,000 was invested in eSaludo.com and an investment of $323,950 was made by stock issuance into Lawstreet.com. establishing 20% ownership by the Company. The objective of Lawstreet.com is to create an on-line community of legal professionals and support personnel who will utilize one site as their virtual office and centralized communication center. The $1 million investment in Orbit Networks was reclassified as a receivable from a partner company, since the amount will be paid back within one year. The $1.5 million investment in Fusion Networks was reclassified as marketable securities, since Fusion Networks became a publicly traded company in the third quarter. On July 12, 2000 AsiaNetCorp. Ltd., agreed to be acquired by the Littauer Technologies Company Ltd. $200,000 of the companies $1 million investment in Littauer Technologies was reclassified as marketable securities, since 20% of the shares received by Netgain are free trading and 80% are restricted. Approximately $3.9 million of the investment in CoolAudio.com was written off due to the decrease of its value as a result of a permanent impairment to the e-commerce marketplace and the decision by the Company to redesign its strategy for CoolAudio.com. This amount represents two-thirds of CoolAudio.com's goodwill. The remaining investment amounts are considered realizable.

                   NETGAIN DEVELOPMENT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - ACQUISITIONS AND INVESTMENTS IN PARTNER COMPANIES (CONTINUED)

     The Company's $120,000 reserve for investments loss is a result of the failure of Solutions Media.

NOTE 5 -  PUBLIC RELATIONS CONSULTANCY FEE

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

                   NETGAIN DEVELOPMENT, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

     The Company's corporate objective is to become a major technology and internet company (i) by operating our own subsidiaries, (ii) to a limited extent, by taking minority positions in companies and (iii) by acting as an incubator providing consulting services. In light of the change in control of the Company and change in the Company's business focus, which was effective in June 1999, an analysis of the Company's results of operations for the three- and nine-month periods ended September 30, 2000, compared to September 30, 1999, is not indicative of the results of operations in future periods.

     The various interests that the Company acquires in its Partner Companies are accounted for under three broad methods: consolidation, equity method and cost method. The applicable method is generally, but not always, determined based on the Company's voting interest in a Partner Company. As of September 30, 2000, we owned interests in 17 companies, which we refer to as our Partner Companies. Of those 17, we consolidate two Partner Companies and the results of operations from those Partner Companies have been included in the Consolidated Statements of Loss from the date of acquisition. All intercompany accounts and transactions are eliminated. The two companies that are publicly traded are accounted for by recording the investments at the current market value. All other Partner Companies have been recorded under the cost method of accounting since they are privately traded. Under this method, the Company's share of the earnings or losses of such Partner Companies is not included in the Unaudited Consolidated Statements of Loss.

     For the three months ended March 31, 2000, FSBO was consolidated and accounted for all of our consolidated revenue and approximately .6% of our consolidated selling, general and administrative expense. For the three months ended June 30, 2000, FSBO accounted for 42 % of our consolidated revenue and approximately 1% of our consolidated selling, general and administrative expense. For the three months ended September 30, 2000, FSBO accounted for 73% of our consolidated revenue and approximately 10% of our consolidated selling, general and administrative expense. CoolAudio was acquired effective March 30, 2000 and therefore no revenue and expense is reflected in the Company's Unaudited Consolidated Statements of Loss for period January 1, - March 31, 2000. For the three months ended June 30, 2000, CoolAudio was consolidated and accounted for 50% of our consolidated revenue and approximately .07% of our consolidated selling, general and administrative expense. For three months ended September 30, 2000, CoolAudio accounted for 8% of our consolidated revenue and approximately 17% our consolidated selling, general and administrative expense.

     Selling, general and administrative expenses comprise mostly professional fees, compensation and office services. The expenses are as a result of the infrastructure and resources necessary to implement and support our strategy. We expect certain of these expenses to increase as we continue our growth strategy.

     Amortization expense increased substantially in the current quarterly reporting period, as a result of our recent CoolAudio writedown. We anticipate that amortization expense will increase in future periods as we continue to make acquisitions.

     Interest income is comprised of interest earned on cash balances.

                   NETGAIN DEVELOPMENT, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the nine months ended September 30, 2000, we recorded a net loss of $10,673,813. Excluding amortization and non-cash public relations consulting fees the net loss was $6,594,457. The loss was primarily due to the factors described above. Management expects these losses to continue and possibly increase until the Company is able to successfully implement its business plan.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, the Company had cash and equivalents of $121,319. In addition, as of September 30, 2000, the Company had accounts payable of $1,338,949. These amounts are substantially a result of the acquisition of CoolAudio. As of September 30, 2000, the Company had working capital of approximately $2,066,681. Cash used in operations was $1,797,940 for the nine months ended September 30, 2000 and resulted primarily from the net loss of $10,673,813 offset by non-cash charges of $8,854,821.

     Cash used in investing activities was $3,195,485 for the nine months ended September 30, 2000. This was comprised of investment in Partner Companies of $2,535,000, investment in marketable securities of $1,691,675, receivable from Partner Companies of $2,000,000 and purchase of property and equipment of $25,033 less cash acquired in our acquisition of CoolAudio. As discussed above, the Company expects investments to increase as part of its on-going strategy.

     Cash provided by financing for the nine months ended September 30, 2000 was generated by the sale of 333,333 shares of the Company's common stock for $4.50 per share or $1,500,000 in the aggregate and the sale of 9,000 shares of the Company's common stock for $2.50 per share or $22,500 in the aggregate.

     On July 12, 2000 AsiaNetCorp. Ltd., one of the Company's Partner companies, agreed to be acquired by Littauer Technologies Company Ltd., in a stock deal valued at approximately $1.2 billion. Under the terms of the merger, seven shares of AsiaNetCorp were exchanged for one share of Littauer Technologies. At the time of the closing of that transaction, based on the stock price of Littauer Technologies. The cost of the Company's investment in AsiaNet was $1 million. The stock price of Littauer is highly volatile and is currently significantly lower than at the time of closing and there is no guarantee that such a profit will be sustained by the time the Company sells its shares to realize its profit. 20% of the shares received by NetGain are sellable now and 80% will be sellable in January 2001. Based on the sale of the Company's free trading shares of Littauer stock the Company expects to generate cash proceeds to increase its capital resources.

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

                   NETGAIN DEVELOPMENT, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


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

ITEM 1. LEGAL PROCEEDINGS.

     A legal proceeding against the Company, for which the Company has negotiated a settlement agreement with plaintiffs, was approved by the court during the third quarter of Fiscal year 2000.This legal proceeding in which the Company has been named as a defendant, is a lawsuit filed in federal court in New Jersey by two individuals who, pursuant to a merger agreement, sold their stock in a company named Conversion Services International, Inc. ("CSI") to Elligent Consulting Group, Inc. ("Elligent"), a company for which Andreas Typaldos acts as Chairman, CEO and President. The plaintiffs added to their original complaint charges purportedly brought derivatively on behalf of Elligent. Those added claims are to the effect that Typaldos and another NetGain Board member diverted business opportunities of Elligent, namely the concept and strategy of NetGain becoming an internet incubator company and the opportunity of offering technology and consulting services to, and investing in, early stage Internet companies. The Company is alleged to have been unjustly enriched by being the recipient of those purported opportunities.

     The agreed settlement of this proceeding included a non-cash payment of 475,000 shares of NetGain to Elligent and to plaintiff's attorneys of which 187,500 shares is returnable back to NetGain if the price of its stock remains at a certain level one year after the date of settlement. The 475,000 shares were issued on September 21, 2000 and were valued at $699,437.

     On November 8, 2000, the company was served with a lawsuit by a former employee, Jennifer Monahan, seeking $1.5 million and other unspecified damages in connection with her termination on July 17, 2000. Such damages are not alleged on the basis of discrimination of any kind. Ms. Monahan's employment was at will and the Company believes that it was within its right to terminate her employment. It further believes that the suit is without merit and intends to defend itself vigorously.

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

                   NETGAIN DEVELOPMENT, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


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

     During June 2000, the Company issued 1,390,000 shares of the Company's common stock valued at $3,252,600 to Liviakis Financial Communications, Inc. in exchange for public relations consultancy services to be performed.

     During the third quarter of 2000 a total of 440,726 shares of preferred stock were converted to 881,453 shares of common stock.

     During September 2000, the company issued 220,000 shares of the company's common stock valued at $323,950 in exchange for an investment in Lawstreet.com and the company also issued 475,000 shares valued at $699,437 in settlement of the Elligent Lawsuit.

ITEM 3. SUBSEQUENT EVENTS

     Indigo, LLC has agreed to provide consulting services in the future to Novix/Power Plantation, a web development-company, in exchange for Net Gain shares.

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


                                        Netgain Development, Inc.


Dated: November 14, 2000                By: /s/ Andreas Typaldos
                                            ------------------------------------
                                            Andreas Typaldos
                                            Chairman of the Board and
                                            Chief Executive Officer